Form 10-Q
period 1999-06-30
BE INC
filed 1999-09-02
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:

                                 BE INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Delaware                                     94-3123667
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        800 El Camino Real, Suite 400, Menlo Park, CA 94025 (Address of principal executive offices, including zip code)

                                 (650) 462-4100
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (1) No (2)

The number of shares of Common Stock outstanding as of August 31, 1999 was 34,395,406.

                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets at June 30, 1999
          and December 31, 1998................................................3

          Consolidated  Statements of Income for the three
          and six month periods ended June 30, 1999 and June 30, 1998..........4

          Consolidated  Statements of Cash Flows for the six month
          periods ended June 30, 1999 and June 30, 1998........................5

          Notes to Condensed Consolidated Financial Statements.................6


Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations............................................8


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17

Item 2.   Changes in Securities and Use of Proceeds...........................17

Item 3.   Defaults upon Senior Securities.....................................18

Item 4.   Submission of Matters to a Vote of Security Holders.................18

Item 5.   Other Information...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................18

          Signatures..........................................................19

          Exhibit 27.1 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30, December 31,
                                                             1999        1998
                                                           --------    --------
                                                         (unaudited)
ASSETS
Current assets:

   Cash and cash equivalents ...........................   $  1,318    $  3,394
   Short-term investments ..............................      2,335       8,254
   Accounts receivable .................................        242         477
   Prepaid and other current assets ....................        259         327
                                                           --------    --------
       Total current assets ............................      4,154      12,452

Property and equipment, net ............................        578         403
Purchased web site technology, net of amortization .....        121         303
Other assets, net of accumulated amortization ..........      1,548         476
                                                           --------    --------
        Total assets ...................................   $  6,401    $ 13,634
                                                           ========    ========


LIABILITIES, MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT Current liabilities:
   Accounts payable ....................................   $  1,098    $    576
   Accrued expenses ....................................      1,826       1,094
   Technology license obligations, current portion .....        723         688
   Deferred revenue ....................................        566         392
                                                           --------    --------
       Total current liabilities .......................      4,213       2,750

Technology license obligations, net of current portion .        446         779
                                                           --------    --------
       Total liabilities ...............................      4,659       3,529
                                                           --------    --------
Mandatorily redeemable convertible preferred stock .....     38,268      38,005
                                                           --------    --------
Stockholders' Deficit:
   Common stock ........................................          5           5
   Additional paid-in capital ..........................     32,767      25,302
   Deferred stock compensation .........................     (8,288)     (4,490)
   Accumulated deficit .................................    (61,010)    (48,717)
                                                           --------    --------
       Total stockholders' deficit .....................    (36,526)    (27,900)
                                                           --------    --------
        Total liabilities, mandatorily redeemable
          preferred stock and stockholders' deficit ....   $  6,401    $ 13,634
                                                           ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                               Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                               ------------------    -------------------
                                                 1999       1998        1999      1998
                                               -------    -------    --------    -------
                                                   (unaudited)           (unaudited)
Net revenues ...............................   $   537    $   602    $    846    $   666
Cost of revenues ...........................       239      1,620         324      1,763
                                               -------    -------    --------    -------
Gross profit (loss) ........................       298     (1,018)        522     (1,097)

Operating expenses:
   Research and development ................     1,783      1,951       3,670      3,026
   Sales and marketing .....................     2,587      1,027       4,341      1,883
   General and administrative ..............       694        678       1,559      1,129
   Amortization of deferred stock
     compensation ..........................     1,713      1,078       3,378      1,615
                                               -------    -------    --------    -------
       Total operating expenses ............     6,777      4,734      12,948      7,653
                                               -------    -------    --------    -------

Loss from operations .......................    (6,479)    (5,752)    (12,426)    (8,750)

Interest expense ...........................       (38)       (29)        (74)       (84)
Other income and expenses, net .............        70        224         207        353
                                               -------    -------    --------    -------
Net loss ...................................    (6,447)    (5,557)    (12,293)    (8,481)
                                               -------    -------    --------    -------
Accretion of mandatorily redeemable
   convertible preferred stock .............   $  (131)   $   (97)   $   (264)   $  (163)
                                               -------    -------    --------    -------
Net loss attributable to common
   stockholders ............................   $(6,578)   $(5,654)   $(12,557)   $(8,644)
                                               =======    =======    ========    =======

Net loss per common share--basic and diluted   $ (1.54)   $ (1.86)   $  (3.07)   $ (2.99)
                                               =======    =======    ========    =======
Shares used in per common share
   calculation--basic and diluted ..........     4,266      3,046       4,090      2,893
                                               =======    =======    ========    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Six Months Ended June 30,
                                                          1999            1998
                                                         ------          ------
                                                              (unaudited)
Cash flows from operating activities:
   Net loss ........................................   $(12,293)       $ (8,481)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization .................        447             419
     Licensed technology used in
      research and development .....................       --             1,841
     Amortization of discount on
       technology license obligations ..............         61              53
     Loss on disposal of fixed assets ..............         64            --
     Compensation expense incurred on issuance
       of stock ....................................        497            --
     Amortization of deferred stock compensation ...      3,378           1,615
     Changes in assets and liabilities
      (in 1998, net of effects of acquisition):
        Accounts receivable ........................        235            (296)
        Prepaid and other current assets ...........        (54)            (96)
        Accounts payable ...........................        522              88
        Accrued expenses ...........................       (162)            160
        Deferred revenue ...........................        174               8
                                                         ------          ------
         Net cash used in operating activities .....     (7,131)         (4,689)
                                                         ------          -------
Cash flow used in investing activities:
   Acquisition of property and equipment ...........       (371)           (201)
   Acquisition of licensed technology ..............       (452)           (562)
   Purchases of short-term investments .............     (1,035)        (15,019)
   Sales of short-term investments .................      6,953           1,392
   Acquisition of StarCode (net of cash acquired) ..       --              (562)
                                                         ------          ------
      Net cash provided by
            (used in) investing activities .........      5,095         (14,952)
                                                         ------          ------
Cash flows provided by financing activities:
   Proceeds from issuance of preferred stock, net ..       --            19,404
   Proceeds from option to purchase Series 2,
    preferred stock and common stock warrants ......       --             1,322
   Proceeds from issuance of common stock ..........         59             203
   Initial public offering costs ...................        (96)           --
   Repurchase of common stock ......................         (3)             (4)
                                                         ------          ------
      Net cash used in (provided by)
          financing activities .....................        (40)         20,925
                                                         ------          ------
Net increase (decrease) in cash and cash equivalents     (2,076)          1,284

Cash and cash equivalents, beginning of period .....      3,394             699
                                                         ------          ------
Cash and cash equivalents, end of period ...........   $  1,318        $  1,983
                                                       ========        ========

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business

     Be Incorporated (the "Company") offers the Be Operating System ("BeOS"), an operating system designed for digital media applications and Internet appliances. The Company markets and sells BeOS directly to end users and resellers and distributors. Prior to 1998, the Company was engaged primarily in research and development, raising capital and development of its markets and was in the development stage.

2.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of Be Incorporated (the "Company" or "Be") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 and the notes thereto contained in the Company's Registration Statement on Form S-1, Registration No. 333-77855, in the form declared effective by the Securities and Exchange Commission on July 20, 1999. Interim results are not necessarily indicative of the results to be expected for the full year. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Standards.

     In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

2.   Recent Accounting Pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15,1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15,1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

3.   Net Loss Per Share

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per common share because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                                Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                 1999        1998        1999        1998
                                                                ------      ------      ------      ------
                                                                    (unaudited)             (unaudited)
Historical net loss per common share, basic and diluted:
   Net loss ...............................................   $ (6,447)   $ (5,557)   $(12,293)   $ (8,481)
   Accretion of mandatorily redeemable
     convertible preferred stock ..........................       (131)        (97)       (264)       (163)
                                                                ------      ------      ------      ------
   Numerator for net loss, basic and diluted ..............     (6,578)     (5,654)    (12,557)     (8,644)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................      4,266       3,046       4,090       2,893
                                                                ======      ======      ======      ======
   Net loss per common share basic and diluted ............   $  (1.54)   $  (1.86)   $  (3.07)   $  (2.99)
                                                                ======      ======      ======      ======
   Antidilutive securities:
     Options to purchase common stock .....................      5,664       2,093       5,664       2,093
     Common stock not yet vested ..........................        883       1,954         883       1,954
     Preferred stock ......................................     22,499      21,853      22,499      21,853
     Warrants .............................................      2,870       2,862       2,870       2,862
                                                                ------      ------      ------      ------
                                                                31,916      28,762      31,916      28,762
                                                                ======      ======      ======      ======

4.   Subsequent Events

     In July 1999, the Company completed its initial public offering and sold 6,000,000 shares of its Common Stock at a price of $6.00 per share. The Company received approximately $32.4 million in cash, net of underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, the Company's mandatorily redeemable convertible preferred stock outstanding at December 31, 1998 automatically converted into approximately 22.5 million shares of common stock. The Company's shares are now traded on the NASDAQ national market system under the symbol "BEOS".

     In August 1999, the underwriters exercised their over-allotment option and the Company sold an additional 557,465 shares of its Common Stock at a price of $6.00 per share, thereby raising proceeds of approximately $3.1 million, net of underwriting discounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKINGSTATEMENTS. THESESTATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT;THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTEDIN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN OUR AMENDED REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-77855). THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

     Be was founded in 1990. We develop and sell BeOS, an operating system designed for digital media applications and Internet appliances. Prior to 1997, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS that was targeted primarily to end users. Prior releases were targeted primarily to software developers.

     Our revenues are generated primarily from the following sources: sales of BeOS to resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generate revenue by collecting commission from sales of third party software through our BeDepot.com Web site. In the future, we also expect our revenues to be generated from royalties received from OEMs bundling BeOS on their products. In an attempt to increase the number of BeOS users and increase market acceptance of BeOS, we may choose to forego immediate revenue potential by providing BeOS at little or no cost.

     Our agreements with third party software vendors provide that we will sell and, if desired by the customer, electronically distribute software that has been written for BeOS. We do not carry inventory in connection with the third party software sold through our Web site.

     We defer revenues from sales to distributors and resellers. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of June 30, 1999, we had $566,000 in deferred revenues.

     Our cost of revenues consist primarily of the cost of packaging, software duplication, documentation, translation and product fulfillment. We use a third party fulfillment house to store, package and ship BeOS in retail channels. We also include in the cost of revenues the amortized costs relating to the license of third party technology used in the development of BeOS.

     Our research and development expenses consist primarily of compensation and related costs for research and development personnel. We also include in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of BeOS. Costs incurred in the research and development of new releases and enhancements of BeOS are expensed as incurred. These costs include cost of licensing technology that is incorporated into a product or an enhancement which is still in preliminary development and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. We expect that research and development expenses will increase substantially in the future as we further develop and enhance BeOS and develop new products including those intended for the Internet appliances market.

     Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related expenses for attending trade shows. We also include costs relating to third party application developers, including partial funding of their development costs and cost of technical support provided to them in our sales and marketing expenses.

     We expect our sales and marketing expenses to increase substantially as we promote awareness of BeOS. We plan to initiate an advertising and a direct marketing campaign, by increasing print and Internet-based advertising, distributing demonstration copies of BeOS to targeted potential customers, and hiring additional sales and marketing personnel. We expect that sales and marketing expenses will also increase as we expand our domestic and international distributor and reseller channel and hire new personnel, establish new facilities and increase distributor and reseller promotions. Sales and marketing expenses will also increase as we further develop and expand our relationships with third party application developers including providing developers technical support and financial incentives by partially funding their development costs.

     General and administrative expenses consist primarily of compensation and related expenses for finance and accounting personnel, professional services and related fees, occupancy costs and other expenses. General and administrative expenses may increase in the future as we expand our existing facilities or relocate to new facilities that better address any growth that we may experience. We also expect general and administrative expenses to increase as we hire additional personnel and incur costs related to the anticipated growth in our business and cost of operating as a public company.

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 45% and 60% of total revenues for the three month period ended June 30, 1999 and for the six month period ended June 30, 1999 respectively. We have a subsidiary located in France to market and sell our products in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources and we cannot be certain that our investments in establishing offices in other countries will produce desired levels of revenues. While the majority of our international revenues are presently denominated in US dollars, we expect an increasing portion of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of June 30, 1999, we had recorded deferred compensation related to these options in the total amount of $17.4 million representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of option at the date of grant. Future amortization of expense arising out of options granted through June 30, 1999 is estimated to be $3.1 million for the remaining six months of 1999, $3.4 million for the year ended 2000, $1.4 million for the year ended 2001, $387,000 for the year ended 2002 and $10,000 for the year ended 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison of the Three Month Period ended June 30, 1999 to the Three Month Period ended June 30, 1998

     Net Revenues. Net revenues decreased $65,000, or 11%, to $537,000 for the three month period ended June 30, 1999 from $602,000 for the three month period ended June 30,1998. This decrease is primarily attributable to lower shipments of BeOS which we believe were due to customer deferrals of orders in anticipation of the release of version 4.5, which occurred in late June 1999.

     Cost of Revenues. Cost of revenues decreased $1.4 million, or 85%, to $239,000 for the three month period ended June 30, 1999 from $1.6 million for the three month period ended June 30,1998. The cost of revenues for the three month period ended June 30,1998 includes a charge of $1.2 million relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

     Research and Development. Research and Development decreased $168,000, or 9%, to $1.8 million for the three month period ended June 30, 1999 from $2 million for the three month period ended June 30,1998. The net decrease results primarily from an increase of approximately $302,000 in personnel expenses and a decrease of approximately $457,000 in costs of licensing third party technology.

     Sales and Marketing. Sales and Marketing increased $1.6 million to $2.6 million for the three month period ended June 30, 1999 from $1 million for the three month period ended June 30,1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the costs relating to our third party developer programs including financial incentives in the form of partial funding of developers' costs and technical support provided to developers. Sales and marketing expenses also increased due to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in June of 1999.

     General and Administrative. General and administrative expenses increased $16,000, or 2%, to $694,000 for the three month period ended June 30, 1999 from $678,000 for the three month period ended June 30, 1998. This increase was primarily attributable to the expansion of leased facilities.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $635,000 to $1.7 million for the three month period ended June 30, 1999, from $1.1 million for the three month period ended June 30, 1998. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income decreased $154,000, or 69%, to $70,000 for the three month period ended June 30, 1999 from $224,000 for the three month period ended June 30, 1998. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio.


Comparison of the Six Month Period ended June 30, 1999 to the Six Month Period Ended June 30, 1998

     Net Revenues. Net revenues increased $180,000, or 27%, to $846,000 for the six month period ended June 30, 1999 from $666,000 for the three month period ended June 30, 1998. This increase is attributable to the fact that the first version of BeOS targeted primarily at end users was released in March 1998 and that as a result we only generated revenues for three months in the six month period ended June 30, 1998.

     Cost of Revenues. Cost of revenues decreased $1.4 million or 82%, to $324,000 for the six month period ended June 30, 1999 from $1.7 million for the six month period ended June 30, 1998. The cost of revenues for the six month period ended June 30,1998 includes a charge of $1.2 million relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

     Research and Development. Research and Development increased $644,000, or 21%, to $3.7 million for the six month period ended June 30, 1999 from $3 million for the six month period ended June 30,1998. The net increase is primarily attributable to an increase in personnel costs and a decrease in licensing costs. Personnel expenses increased by approximately $690,000 and included a one-time charge of approximately $145,000 related to the grant of immediately vested stock options and the acceleration of vesting of stock options previously issued to an employee.

     Sales and Marketing. Sales and Marketing increased $2.5 million to $4.3 million for the six month period ended June 30, 1999 from $1.9 million for the six month period ended June 30,1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the costs relating to our third party developer programs including financial incentives in the form of partial funding of developers' costs and technical support provided to developers. Sales and marketing expenses also increased due to the amortization of purchased technology related to the acquisition in the second quarter 1998 of StarCode, a software development company. In 1999, sales and marketing expenses increased due to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in June of 1999.

     General and Administrative. General and administrative expenses increased $430,000, or 38%, to $1.6 million for the six month period ended June 30, 1999 from $1.1 million for the six month period ended June 30, 1998. This increase was primarily attributable to increases in professional services and related fees, increased personnel and related costs, and expansion of leased facilities.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $1.8 million to $3.4 million for the six month period ended June 30, 1999, from $1.6 million for the six month period ended June 30, 1998. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income decreased $146,000, or 41%, to $207,000 for the six month period ended June 30, 1999 from $353,000 for the six month period ended June 30, 1998. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio.


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $7.9 million to $3.7 million at June 30, 1999, from $11.6 million at December 31, 1998. This decrease is primarily attributable to the funding of operations.

     Cash used in operating activities increased $2.4 million to $7.1 million for the six month period ended June 30, 1999 as compared to $4.7 million for the six month period ended June 30,1998. This increase is primarily attributable to the increase in net loss during the six month period ended June 30, 1999.

     Cash provided by investing activities increased approximately $20.1 million to $5.1 million for the six month period ended June 30, 1999 as compared to cash used by investing activities of $15.0 million for the six month period ended June 30, 1998. This increase is primarily attributable to sales of short-term investments in the six month period ended June 30,1999 to fund operations. In the six month period ended 1998, we purchased short term investments following the sale of Series 2 convertible preferred stock.

     Cash used in financing activities for the six month period ended June 30, 1999 was approximately $40,000, which represents a $20.9 million decrease in cash provided by financing activities from the six month period ended June 30, 1998. This decrease is primarily attributable to the net proceeds received from the sale of Series 2 convertible preferred stock in the six month period ended June 30,1998.

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period. In July 1999, we completed the initial public offering of our common stock and raised approximately $32.4 million in net cash proceeds. We raised an additional $3.1 million in net proceeds in August 1999 upon the underwriters' exercise of their over-allotment option. The proceeds of the initial public offering will be used for working capital and general corporate purposes, including any expansion of our sales and marketing efforts, increases in research and development activities, and licensing and acquisition of new technologies. Since inception, we have experienced losses and negative cash flow from operations and expect to continue to experience significant negative cash flow in the foreseeable future. In addition, in the future, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, if and when needed, we may not be able to further develop or enhance BeOS, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations.


Year 2000 Issue

     The "Year 2000 Issue" is typically the result of limitations of certain software written using two digits rather than four digits to define the applicable year. If software with date-sensitive functions are not Year 2000compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000.

Risks

     We believe that our principle product, BeOS, has been designed to avoid the Year 2000 Issue. However, if for any reason, BeOS is not Year 2000 compliant, we could face unexpected expenses redesigning BeOS, which could harm our business and reputation and delay any market acceptance for BeOS.

     In addition, our operating system operates in complex network environments and directly and indirectly interacts with a number of other hardware and software systems and applications. These hardware system and software applications may contain errors or defects associated with the Year 2000 Issue. We are presently unable to predict to what extent our business may be affected if hardware systems or software applications and tools that operate in conjunction with our operating system experience the Year 2000 Issue. Known or unknown errors or defects that affect the operation of BeOS, when used in conjunction with other hardware or software, could result in delay or loss of revenues, damage to our reputation and possible litigation, any of which could materially adversely affect our business and results of operations.

     We also depend on the Internet and more specifically on our BeDepot.com Website for release and distribution of BeOS and related support tools and applications. The Internet is a medium which is susceptible to the Year 2000 Issues. The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of our Web site operations, including, among other things, interruptions in the distribution of BeOS and related support tools and applications over the Internet. This could also include disruption in the distribution of third party software applications over our electronic commerce Web site. It is possible that this disruption will continue for an extended period of time. Any disruption in our Web site operations or our electronic commerce site could result in loss of revenues and could harm our reputation and business. Also, Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially and adversely affect our business.

Readiness

     We have initiated an internal review of our information systems including software programs used in our accounting and financial reporting functions. Based on our review to date and preliminary information gathered from third party vendors, we do not believe that there are any significant Year 2000 Issues relating to our information systems. However, our review to date has been preliminary and is not expected to be completed until the third quarter of 1999. We will continue to request vendors of the material hardware and software components of our information systems to provide assurances of their Year 2000 compliance. We plan to complete this process during the third quarter of 1999.We are currently assessing our material non-information technology systems and will seek assurances of Year 2000 compliance from providers of these systems. Our costs incurred to date with respect to Year 2000 compliance have not been significant. While we believe our future Year 2000 compliance costs will not be significant, we have no way of ascertaining this until our testing is complete and key vendors and suppliers are contacted. We may not be able to completely evaluate whether our systems will need to be revised or replaced and the cost associated with such efforts. If our efforts to address Year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business.

Contingency Plans

     We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. Development of contingency plans is in progress and is expected to be developed in detail and expanded during the second half of 1999.We may not be able to develop a contingency plan that will adequately address all Year 2000 issues. Our failure to develop and implement, if necessary, an appropriate contingency plan could materially adversely affect our business and results of operations.



FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION


     The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact Be's business, operating results and/or financial condition. Anyone making an investment decision with respect to Be's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the "Risk Factors" discussed in the Company's Amended Registration Statement on Form S-1 (File No. 333-77855).

We have incurred significant net losses and we may never achieve profitability.

     We incurred significant net losses of approximately $7.8 million in 1996, $10.4 million in 1997 and $16.9 million in 1998. As of June 30, 1999, we had an accumulated deficit of approximately $61.0 million. We expect to incur significant additional losses and continued negative cash flow from operations in 1999 and beyond and we may never become profitable.

     We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

The market for Internet appliances may not evolve and we may not be able to compete effectively in this market.

     Our business and prospects depend on the development and market acceptance of Internet appliances and our ability to successfully market BeOS as a viable operating system for Internet appliances. The market for Internet appliances is new, unproven and subject to rapid technological change. This market may never develop or may develop at a slower rate than we anticipate. In addition, our success in marketing BeOS as a platform for Internet appliances is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, Internet service providers and content creators. There is already intense competition to offer non-PC devices that provide access to the Internet and enable digital media content on the Internet. Companies such as Microsoft Corporation, Oracle Corporation, Apple Computer, Inc. and Spyglass, Inc. have operating systems that are being used or may be used for Internet appliances. These companies have an established market presence, relationships with computer and consumer electronic manufacturers who will develop and market Internet appliances, and have significantly greater financial, marketing and technical resources than we do. These companies, together with a large number of smaller companies who offer operating systems that may be used for Internet appliances, may capture a larger portion of the market than we do. Our failure to establish relationships with other companies that offer Internet appliances and establish BeOS in this market would have a material adverse effect on our business and prospects.

We have only one product that may never gain broad market acceptance.

     BeOS is our only product and we will derive all of our revenue for the foreseeable future from sales of BeOS. To date, BeOS has been used primarily by a limited number of enthusiasts and application developers. Our business and prospects are highly dependent on the broader market acceptance of BeOS as a viable platform for a wide variety of applications and devices enabling digital media and Internet-based applications. The ability of BeOS to gain broad support from developers, enthusiasts and OEMs is unproven. BeOS may never gain broad market acceptance among consumers and OEMs. At present, a large base of commercially available software developed for use on BeOS does not exist. Consumers and OEMs may not perceive any significant advantages over traditional operating systems such as Microsoft Windows, Apple's Mac OS or the UNIX-based operating systems. In addition, we may be unable to demonstrate the commercial viability and cost-effective nature of BeOS. We may also be unsuccessful at marketing BeOS as the operating system of choice among professional users, consumers or applications developers. As a result, potential customers may not purchase BeOS and OEMs may not elect to incorporate BeOS in their products. If BeOS is not accepted or adopted by an increasing number of developers and OEMs, our business and prospects will be materially adversely affected.

     Traditional or new operating systems could evolve to more effectively address the digital media requirements of users and OEMs. For example, enhancements and features could be added to Microsoft's Windows operating system and Apple's Mac OS which could significantly decrease the differences between BeOS and these operating systems. As a result, any technical or marketing advantage we may have had in the market for operating systems could be lost and the demand and acceptance of BeOS would diminish.

We face intense competition from companies with significantly greater financial, marketing, and technical resources

     The market for computer operating systems is intensely competitive. This market is dominated by one company, Microsoft Corporation, which has significantly greater brand recognition, market presence and financial, marketing and distribution resources than we do. Other companies that offer competing operating systems include Apple Computer, Inc., IBM, Oracle Corporation, Sony Corporation and a number of companies that offer versions of the UNIX operating system, including SGI, the Hewlett-Packard Company and Sun Microsystems. In addition, we face competition from a number of smaller companies developing and marketing UNIX-based operating systems such as Linux. Many of our current and potential competitors have longer operating histories, a larger customer base, a greater number of applications, greater brand recognition, and greater financial, technical, marketing and distribution resources than we do. As a result, we may have difficulty increasing the number of BeOS users and attracting OEMs and third party developers to create devices and software that will use BeOS.

Our success depends on our ability to establish and maintain strategic relationships, and the loss of any of our strategic relationships could harm our business and have an adverse impact on our revenue.

     Our success in increasing the number of BeOS users, particularly in the Internet appliance market, depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic manufacturers and Internet service and content providers. We have entered into agreements with four OEMs and a number of resellers and distribution partners. We cannot be certain that we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote BeOS. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. If we are unable to develop or maintain relationships with OEMs, we will have difficulty selling and gaining market acceptance for BeOS and our business and results of operations will be materially adversely affected.

Our success depends upon availability of third party applications that operate on BeOS.

     Demand and market acceptance for BeOS will significantly depend upon the availability of an increasing number of third party applications that operate on the BeOS platform. These applications include video and audio editing programs, 3D games, creative audio and video content development and manipulation, and personal productivity applications.

     We intend to encourage the development of an increasing number of applications that operate on BeOS by attracting third party developers to the BeOS platform and by maintaining our existing developer relationships through marketing, technical support and financial incentives for third party developers. However, third party developers are generally under no obligation to develop applications based on the BeOS platform. A developer's decision to write applications for BeOS is based in part on the perception and analysis of the relative technical, financial and other benefits of developing applications for the BeOS platform versus writing applications for more popular operating systems such as Microsoft's Windows or Apple's Mac OS. If we fail to attract a sufficient number of application developers who develop and market successful applications on BeOS, the demand for BeOS and our business will suffer. Moreover, any delay or unsuccessful release of third party applications could have a material adverse effect on our business and results of operations.

We may not be able to respond to the rapid technological change in the markets in which we compete.

     The markets in which we participate or seek to participate are subject to:

 .    rapid technological change
 .    frequent product upgrades and enhancements;
 .    changing customer requirements for new products and features; and
 .    multiple, competing and evolving industry standards.

     The introduction of operating systems that contain new technologies and the emergence of new industry standards could render BeOS less desirable or obsolete. In particular, we expect that changes in the Internet-based technology and digital media enabling technology will require us to rapidly evolve and adapt our products to be competitive. As a result, the life cycle of each release of BeOS is difficult to estimate. To be competitive, we will need to develop and release new products and operating system upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. We cannot be certain that we will successfully develop and market these types of products and operating system upgrades or that our products will achieve market acceptance. If we fail to produce technologically competitive products in a cost-effective manner and on a timely basis, our business and results of operations could suffer materially.

Our revenues and operating results are subject to significant fluctuations and our stock price may fall if we fail to meet the expectations of the public market.

     Our revenues and operating results will likely vary significantly from period to period due to a number of factors, many of which are outside our control, including :

 .    demand for and acceptance of our operating system;

 .    deferral  of  customer  orders in  anticipation  of new  products,  product enhancements or upgrades by us or by our competitors;

 .    the timing and availability of key applications  developed by third parties to be used in BeOS;

 .    delays and defects in BeOS;

 .    ability to attract and retain key strategic  partners,  including  OEMs and third party application developers;

 .    new product releases and product enhancements by us and our competitors;

 .    changes in our pricing policies or the pricing policies of our competitors;

 .    the mix of sales channels through which our products and services are sold;

 .    the mix of domestic and international sales;

 .    risks inherent in  international  operations,  including  foreign  currency fluctuations;

 .    potential  acquisitions  and  integration  of technology or  businesses;

 .    changes in accounting  standards,  including  standards relating to revenue recognition, business combinations and stock-based compensation; and . impact of any Year 2000 issues.

Based on these factors, we may fail to meet the expectations of the public market in any given period and our stock price would likely be materially adversely affected.

We are highly dependent on third party development tools.

     We are highly dependent on development tools provided by a limited number of third party vendors. Development tools are software applications that assist programmers in the development of applications. Together with our application developers, we primarily rely upon software development tools provided by Cygnus Solutions and Perforce Software. If Cygnus or Perforce fail to support or maintain these development tools, we will either have to devote resources to maintain and support the tools ourselves or transition to another vendor. Any maintenance or support of the tools by us or the transition could be costly, time consuming, could delay our product release and upgrade schedule, and could delay the development and availability of third party applications used on BeOS. Failure to procure the needed software development tools or any delay in the availability of third party applications could negatively impact our ability and the ability of third party application developers to release and support BeOS and the applications that run on it. These factors could negatively and materially affect the acceptance and demand for BeOS, our business and prospects.

In our effort to increase market acceptance for BeOS, we may forego near-term revenue by providing BeOS at little or no cost to potential users.

     In an attempt to increase the number of users and market acceptance of BeOS, we may choose to forego immediate revenue potential by providing BeOS at little or no cost. Users, therefore, may be unwilling to pay for any upgrades or new releases of BeOS. Our decision to forego near-term revenue in expectation of increasing the number of BeOS users may not yield market acceptance and future revenues. In addition, we may reduce prices in response to competitive factors or to pursue new market opportunities.

We expect continued erosion in the average selling prices of our products.

     We have experienced erosion in the average selling prices of our products due to a number of factors, including:

 .    competitive pricing pressures;
 .    rapid technological changes; and
 .    sales discounts.

     We anticipate that the average selling prices of our products will fluctuate and decrease in the future in response to these factors. We also anticipate that the average selling price of our products will decrease as we market BeOS to Internet appliances and other low-cost device manufacturers. Therefore, to maintain or increase our gross margins, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our product costs. In addition, our average selling prices fluctuate based on changes in the percentage of revenues derived from the different sales channels used to sell our products. For example, the retail price for sales of BeOS is generally higher than the wholesale price used for sales to resellers, distributors and OEMs. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. If our average selling prices decline more rapidly than our costs, our gross margins will decline, which could seriously harm our business and results of operations.

We face risks relating to our product returns and price reduction policies.

     We provide most of our distributors and resellers with product return rights for stock balancing or limited product evaluation. Stock balancing rights permit distributors to return products to us for credit, subject to some limitations. We may experience significant returns in the future and our reserves may be inadequate to cover such returns. We also provide most of our distributors and resellers with price protection rights. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for these products. Product returns or price protection rights could have a material adverse effect on business and results of operations.

We are dependent on the licensing of enabling technologies from third parties.

     The demand and acceptance of our product is also dependent upon our ability to license key enabling technologies. We license from third parties compression and decompression algorithms known as "codecs" and communications protocols that facilitate the movement of rich media data and large files and enables the connection of consumer products such as digital camcorders or set-top boxes directly to a personal computer. We may be unable to license these enabling technologies at favorable terms or at all which may result in lower demand for BeOS.

We may be unable to manage any growth that we may experience.

     To succeed in the implementation of our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our products and product support capabilities, and implement effective planning and operating processes. To manage any anticipated growth we must:

 .    establish and manage multiple relationships with OEMs, Internet service and content providers and other third parties;
 .    continue to implement and improve our operational, financial and management information systems; and
 .    hire, train and retain additional qualified personnel.

     Our systems, procedures and controls may not be adequate to support our operations, and our management may not be able to perform the tasks required to capitalize on market opportunities for our products and services. If we fail to manage our growth effectively, our business could suffer materially.

Product defects may harm our business and reputation.

     Computer operating systems, including BeOS, and related software products frequently contain errors or bugs. We have detected and may continue to detect errors and product defects in connection with new releases and upgrades of our operating system and related products. Despite our internal testing and testing by current and potential customers, errors may be discovered after BeOS or related software and tools are installed and used by customers. These errors could result in reduced or lost revenue, delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business and results of operations.

     Our products must successfully integrate with products from other vendors, such as third party software applications and computer hardware. As a result, when problems occur in a personal computer or any other device or network using our products, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in reduced or loss of market acceptance of our products, and any necessary product revisions may force us to incur significant expenses. The occurrence of these problems could materially adversely affect our business and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

     The effective date for of the Registration Statement for Be's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-77855) was July 20, 1999. The class of securities registered was Common Stock. The offering commenced on July 20,1999. The managing underwriters for the offering were Volpe Brown Whelan & Company and Needham & Company, Inc.

     Pursuant to the Registration Statement, Be sold 6,557,465 shares of its Common Stock (which includes 557,465 shares sold to pursuant to the underwriters' exercise of their over-allotment option) at $6.00 per share, for an aggregate offering price of $39.3 million. Be incurred expenses of approximately $3.8 million, of which $2.7 million represented underwriting discounts and commissions and approximately $1.1 million represented other expenses related to the offering. The proceeds of the offering, net of all expenses, was approximately $35.5 million.

     From the effective date of the Registration Statement through June 30, 1999, the Company invested $25.0 million of the proceeds in commercial paper and applied the balance to working capital. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus used in the offering.

Sales of Unregistered Securities

     From April 1, 1999 to June 30, 1999, the Company sold 198,604 shares of Common Stock to 5 employees / optionees pursuant to exercises of fully vested options granted under the Company's 1992 Stock Option Plan at a weighted average exercise price of $0.17 per share. The Company received an aggregate of $33,011 in cash. All sales of stock pursuant to option exercises were made in reliance on Rule 701 under the Securities Act of 1933.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the quarterly period ended June 30, 1999, the following matters were submitted to the security holders of the Company:

     In May 1999, the Company's stockholders approved the following proposals:

 .    The stockholders  approved a proposal to  reincorporate  the Company in the
     State of Delaware with votes cast as follows: 17,315,144 shares for; 32,720 shares against; and 10,363,564 shares abstained;

 .    The stockholders  approved a proposal to amend the Company's Certificate of
     Incorporation to amend the authorized capital of the Company to consist of 78,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock effective at the closing of the initial public offering with votes cast as follows: 17,292,936 shares for; 54,928 shares against; and 10,363,564 shares abstained;

 .    The  stockholders  approved the adoption of the 1999 Equity  Incentive Plan and the Employee Stock Purchase Plan with votes cast as follows: 17,316,886 shares for; 30,978 shares against; and 10,363,564 shares abstained;

 .    The stockholders approved the adoption of the 1999 Non-Employee  Directors'
     Stock Option Plan with votes cast as follows: 17,284,936 shares for; 62,928 shares against; and 10,363,564 shares abstained; and

 .    The  stockholders  approved  a form of  Indemnity  Agreement  for use as an agreement between the Company and its officers and directors with votes cast as follows: 17,315,144 shares for; 32,720 shares against; and 10,363,564 shares abstained.



ITEM 5.    OTHER INFORMATION

         None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1*     Amended and Restated Certificate of Incorporation
         3.2*     Bylaws
         4.1*     Form of common stock certificate
         27.1     Financial Data Schedule (EDGAR version only)

* Filed with the Company's Registration Statement on Form S-1, Registration No. 333-77855, declared effective by the Securities and Exchange Commission on July 20, 1999, incorporated herein by reference.

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BE INCORPORATED


By:   /s/ JEAN-LOUIS F. GASSEE                                                    Date: September 2, 1999
      ------------------------
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ WESLEY S. SAIA                                                          Date: September 2, 1999
      ------------------------
      Wesley S. Saia
      Vice President and Chief Financial Officer

                                       19