Form 10-Q
period 1999-09-30
BE INC
filed 1999-11-12
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (1) No (2)

The number of shares of Common Stock outstanding as of November 10, 1999 was 34,399,204.

                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998................................................3

          Consolidated  Statements of Operations for the three and nine month periods ended September 30, 1999 and September 30, 1998........4

          Consolidated  Statements of Cash Flows for the nine month
          periods ended September 30, 1999 and September 30, 1998..............5

          Notes to Condensed Consolidated Financial Statements.................6


Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations............................................8


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities and Use of Proceeds...........................21

Item 3.   Defaults upon Senior Securities.....................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

          Signatures..........................................................23

          Exhibit 27.1 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      September 30, December 31,
                                                             1999         1998
                                                          ---------    --------
                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $  11,020    $  3,394
   Short-term investments .............................      22,591       8,254
   Accounts receivable ................................         818         477
   Prepaid and other current assets ...................         665         327
                                                          ---------    --------
       Total current assets ...........................      35,094      12,452


Property and equipment, net ...........................         625         403
Purchased web site technology, net of amortization ....          30         303
Other assets, net of accumulated amortization .........         977         476
                                                          ---------    --------
        Total assets ..................................   $  36,726    $ 13,634
                                                          =========    ========

LIABILITIES, MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...................................   $   1,121    $    576
   Accrued expenses ...................................       1,260       1,094
   Technology license obligations, current portion ....         867         688
   Deferred revenue ...................................         588         392
                                                          ---------    --------
       Total current liabilities ......................       3,836       2,750

Technology license obligations, net of current portion          309         779
                                                          ---------    --------
       Total liabilities ..............................       4,145       3,529
                                                          ---------    --------
Mandatorily redeemable convertible preferred stock ....        --        38,005
                                                          ---------    --------
Stockholders' Equity (Deficit):
   Common stock .......................................          34           5
   Additional paid-in capital .........................     106,281      25,302
   Deferred stock compensation ........................      (6,670)     (4,490)
   Accumulated deficit ................................     (67,064)    (48,717)
                                                          ---------    --------
       Total stockholders' equity (deficit) ...........      32,581     (27,900)
                                                          ---------    --------
        Total liabilities, mandatorily redeemable
          preferred stock and stockholders' deficit ...   $  36,726    $ 13,634
                                                          =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                               -------------------    --------------------
                                                  1999       1998       1999        1998
                                               --------    -------    --------    --------
                                                     (unaudited)             (unaudited)
Net revenues ...............................   $    775    $   226    $  1,621    $    892
Cost of revenues ...........................        372         99         696       1,862
                                               --------    -------    --------    --------
Gross profit (loss) ........................        403        127         925        (970)

Operating expenses:
   Research and development ................      2,005      1,270       5,675       4,296
   Sales and marketing .....................      2,179        887       6,520       2,770
   General and administrative ..............        961        549       2,520       1,678
   Amortization of deferred stock
     compensation ..........................      1,596      1,097       4,974       2,712
                                               --------    -------    --------    --------
       Total operating expenses ............      6,741      3,803      19,689      11,456
                                               --------    -------    --------    --------
Loss from operations .......................     (6,338)    (3,676)    (18,764)    (12,426)

Interest expense ...........................        (32)       (29)       (106)       (113)
Other income and expenses, net .............        316        177         523         530
                                               --------    -------    --------    --------
Net loss ...................................     (6,054)    (3,528)    (18,347)    (12,009)
                                               --------    -------    --------    --------


Accretion of mandatorily redeemable
   convertible preferred stock .............   $    (28)   $   (97)   $   (292)   $   (260)
                                               --------    -------    --------    --------
Net loss attributable to common
   stockholders ............................   $ (6,082)   $(3,625)   $(18,639)   $(12,269)
                                               ========    =======    ========    ========

Net loss per common share--basic and diluted   $   (.22)   $ (1.09)   $  (1.56)   $  (4.03)
                                               ========    =======    ========    ========
Shares used in per common share
   calculation--basic and diluted ..........     27,853      3,340      11,921       3,042
                                               ========    =======    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                             1999         1998
                                                           --------   ---------
                                                                (unaudited)
Cash flows from operating activities:
   Net loss ............................................   $(18,347)   $(12,009)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................        721         642
       Licensed technology used in
        research and development .......................       --         1,841
       Amortization of discount on
        technology license obligations .................         93          98
       Loss on disposal of fixed assets ................         64        --
       Compensation expense incurred on issuance
        of stock .......................................        505        --
       Amortization of deferred stock compensation .....      4,975       2,711
       Changes  in  assets  and liabilities
         (in 1998, net of effects of acquisition):
          Accounts receivable ..........................       (341)       (217)
          Prepaid and other current assets .............       (460)       (107)
          Accounts payable .............................        545         110
          Accrued expenses .............................       (240)        115
          Deferred revenue .............................        196           8
                                                           --------   ---------
            Net cash used in operating activities ......    (12,289)     (6,808)
                                                           --------   ---------
Cash flow used in investing activities:
   Acquisition of property and equipment ...............       (504)       (257)
   Acquisition of licensed technology ..................       (975)     (1,373)
   Purchases of short-term investments .................    (77,554)    (21,257)
   Sales of short-term investments .....................     63,199      11,515
   Acquisition of StarCode (net of cash acquired) ......       --          (562)
                                                           --------   ---------
            Net cash used in investing activities ......    (15,834)    (11,934)
                                                           --------   ---------
Cash flows provided by financing activities:
   Proceeds from issuance of preferred stock, net ......       --        19,404
   Proceeds from option to purchase Series 2
     preferred stock and common stock warrants .........       --         1,322
   Proceeds from issuance of common stock, net .........     35,753         203
   Repurchase of common stock ..........................         (4)         (4)
                                                           --------   ---------
            Net cash provided by financing activities ..     35,749      20,925
                                                           --------   ---------
Net increase in cash and cash equivalents ..............      7,626       2,183

Cash and cash equivalents, beginning of period .........      3,394         699
                                                           --------   ---------
Cash and cash equivalents, end of period ...............   $ 11,020    $  2,882
                                                           ========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
                                                                  (unaudited)              (unaudited)
Historical net loss per common share, basic and diluted:
   Net loss ...............................................   $ (6,054)   $ (3,528)   $(18,347)   $(12,009)
   Accretion of mandatorily redeemable
     convertible preferred stock ..........................        (28)        (97)       (292)       (260)
                                                              --------    --------    --------    --------
   Numerator for net loss, basic and diluted ..............     (6,082)     (3,625)    (18,639)    (12,269)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................     27,853       3,340      11,921       3,042
                                                              ========    ========    ========    ========
   Net loss per common share basic and diluted ............   $   (.22)   $  (1.09)   $  (1.56)   $  (4.03)
                                                              ========    ========    ========    ========
   Antidilutive securities:
     Options to purchase common stock .....................      6,320       2,298       6,320       2,298
     Common stock not yet vested ..........................        692       1,740         692       1,740
     Preferred stock ......................................       --        21,853        --        21,853
     Warrants .............................................      2,870       2,862       2,870       2,862
                                                              --------    --------    --------    --------
                                                                 9,882      28,753       9,882      28,753
                                                              ========    ========    ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN OUR AMENDED REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-77855) AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     We defer revenues from sales to distributors and resellers. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of September 30, 1999, we had $588,000 in deferred revenues.

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

     We expect our sales and marketing expenses to increase as we further promote awareness of BeOS, expand our domestic and international distributor and reseller channel and hire new personnel, establish new facilities and increase distributor and reseller promotions. Sales and marketing expenses will also increase as we further develop and expand our relationships with third party application developers including providing developers technical support and financial incentives by partially funding their development costs.

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

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 53% and 57% of total revenues for the three month period ended September 30, 1999 and for the nine month period ended September 30, 1999 respectively. We have a subsidiary located in France to market and sell our products in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources and we cannot be certain that our investments in establishing offices in other countries will produce desired levels of revenues. While the majority of our international revenues are presently denominated in US dollars, we expect an increasing portion of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.


     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of September 30, 1999, we had recorded deferred compensation related to these options in the total amount of $17.4 million representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of option at the date of grant. Future amortization of expense arising out of options granted through September 30, 1999 is estimated to be $1.5 million for the remaining three months of 1999, $3.4 million for the year ended 2000, $1.4 million for the year ended 2001, $387,000 for the year ended 2002 and $10,000 for the year ended 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison of the Three Month Period ended September 30, 1999 to the Three Month Period ended September 30, 1998

     Net Revenues. Net revenues increased $549,000 to $775,000 for the three month period ended September 30, 1999 from $226,000 for the three month period ended September 30, 1998. This increase is primarily attributable to higher shipments of BeOS as a result of the release of version R4.5 in June of 1999 and of the development of a reseller distribution channel in 1999.

     Cost of Revenues. Cost of revenues increased $273,000 to $372,000 for the three month period ended September 30, 1999 from $99,000 for the three month period ended September 30,1998. Gross margin decreased from 56% in 1998 to 52% in 1999 due mainly to the development of the distribution channel where margins are lower than direct sales which accounted for all the revenue in 1998.

     Research and Development. Research and Development increased $735,000, or 58%, to $2.0 million for the three month period ended September 30, 1999 from $1.3 million for the three month period ended September 30,1998. The increase results primarily from increases of approximately $250,000 in personnel expenses and of approximately $400,000 in costs of licensing third party technology.

     Sales and Marketing. Sales and Marketing increased $1.3 million to $2.2 million for the three month period ended September 30, 1999 from $887,000 for the three month period ended September 30,1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in June of 1999.

     General and Administrative. General and administrative expenses increased $412,000, or 75%, to $961,000 for the three month period ended September 30, 1999 from $549,000 for the three month period ended September 30, 1998. This increase was primarily attributable to the hiring of additional personnel, to premiums related to insurance coverage obtained concurrently with the initial public offering and to the expansion of leased facilities.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $499,000, or 45%, to $1.6 million for the three month period ended September 30, 1999, from $1.1 million for the three month period ended September 30, 1998. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income increased $136,000, or 92%, to $284,000 for the three month period ended September 30, 1999 from $148,000 for the three month period ended September 30, 1998. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Comparison of the Nine Month Period ended September 30, 1999 to the Nine Month Period Ended September 30, 1998

     Net Revenues. Net revenues increased $729,000, or 82%, to $1.6 million for the nine month period ended September 30, 1999 from $892,000 for the nine month period ended September 30, 1998. This increase is primarily attributable to higher shipments of BeOS as a result of the release of version R4.5 in June of 1999 and of the development of a reseller distribution channel in 1999.

     Cost of Revenues. Cost of revenues decreased $1.2 million or 63%, to $696,000 for the nine month period ended September 30, 1999 from $1.9 million for the nine month period ended September 30, 1998. The cost of revenues for the nine month period ended September 30, 1998 includes a charge of $1.2 million relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

     Research and Development. Research and Development increased $1.4 million, or 32%, to $5.7 million for the nine month period ended September 30, 1999 from $4.3 million for the nine month period ended September 30,1998. The net increase is primarily attributable to an increase in personnel costs and in licensing costs. Personnel expenses increased by approximately $940,000 and included a one-time charge of approximately $145,000 related to the grant of immediately vested stock options and the acceleration of vesting of stock options previously issued to an employee.

     Sales and Marketing. Sales and Marketing increased $3.8 million to $6.5 million for the nine month period ended September 30, 1999 from $2.8 million for the nine month period ended September 30, 1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the costs relating to our third party developer programs including financial incentives in the form of partial funding of developers' costs and technical support provided to developers. Sales and marketing expenses also increased due to the amortization of purchased technology related to the acquisition in the second quarter 1998 of StarCode, a software development company. In 1999, sales and marketing expenses increased due to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in September of 1999.

     General and Administrative. General and administrative expenses increased $842,000, or 50%, to $2.5 million for the nine month period ended September 30, 1999 from $1.7 million for the nine month period ended September 30, 1998. This increase was primarily attributable to increases in professional services and related fees, increased personnel and related costs, to premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $2.3 million, or 83%, to $5.0 million for the nine month period ended September 30, 1999, from $2.7 million for the nine month period ended September 30, 1998. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income remained stable at $417,000 for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments increased approximately $22.0 million to $33.6 million at September 30, 1999, from $11.6 million at December 31, 1998. This increase is primarily attributable to the proceeds of our initial public offering, net of amounts used to fund operations.

     Cash used in operating activities increased $5.5 million to $12.3 million for the nine month period ended September 30, 1999 as compared to $6.8 million for the nine month period ended September 30, 1998. This increase is primarily attributable to the increase in net loss during the nine month period ended September 30, 1999.

     Cash used in investing activities increased approximately $3.9 million to $15.8 million for the nine month period ended September 30, 1999 as compared to $11.9 million for the nine month period ended September 30, 1998. This increase is primarily attributable to net purchases of short-term investments in the nine month period ended September 30,1999 following our initial public offering. In the nine month period ended 1998, we had purchased short term investments following the sale of Series 2 convertible preferred stock.

     Cash provided by financing activities for the nine month period ended September 30, 1999 was approximately $35.7 million, which represents a $14.8 million increase in cash provided by financing activities from the nine month period ended September 30, 1998 of $20.9 million. This increase is primarily attributable to the net proceeds of $35.3 million received from our initial public offering. The net proceeds from the sale of our Series 2 convertible preferred stock in the nine month period ended September 30,1998 amounted to approximately $20.7 million.

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period. In July 1999, we completed the initial public offering of our common stock and raised approximately $32.2 million in net cash proceeds. We raised an additional $3.1 million in net proceeds in August 1999 upon the underwriters' exercise of their over-allotment option. The proceeds of the initial public offering are and will be used for working capital and general corporate purposes, including any expansion of our sales and marketing efforts, increases in research and development activities, and licensing and acquisition of new technologies. Since inception, we have experienced losses and negative cash flow from operations and expect to continue to experience significant negative cash flow in the foreseeable future. In addition, in the future, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, if and when needed, we may not be able to further develop or enhance BeOS, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations.

Year 2000 Issue

     The "Year 2000 Issue" is typically the result of limitations of certain software written using two digits rather than four digits to define the applicable year. If software with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000.

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

Readiness

     We have completed our internal review of our information systems including software programs used in our accounting and financial reporting functions and of our material non-information technology systems. Based on our review and information gathered from third party vendors, we do not believe that there are any significant Year 2000 Issues relating to our information systems. Our costs incurred to date with respect to Year 2000 have not been significant. Although, we believe reasonable steps have been taken, we cannot be certain that all internal Year 2000 risks have been addressed or that our suppliers or other third parties with whom we conduct business have successfully addressed such risks. If not addressed, such risks could have a material adverse effect on our business.

Contingency Plans

     We have substantially completed the development of a contingency plan to address situations that may result if we are faced with situations not addressed by our Year 2000 review of our critical operations. Although, we will continue to enhance our contingency plan during the last quarter of 1999, there can be no assurance that our contingency plan will adequately address all Year 2000 issues. Our failure to develop and implement, if necessary, an appropriate contingency plan could materially adversely affect our business and results of operations.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact Be's business, operating results and/or financial condition. Anyone making an investment decision with respect to Be's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the "Risk Factors" discussed in the Company's Amended Registration Statement on Form S-1 (File No. 333-77855) and our other public filings with the Securities and Exchange Commission.

We have incurred significant net losses and we may never achieve profitability.

     We incurred significant net losses of approximately $7.8 million in 1996, $10.4 million in 1997, $16.9 million in 1998 and $18.3 million for the nine period ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $67.1 million. We expect to incur significant additional losses and continued negative cash flow from operations in 1999 and beyond and we may never become profitable.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

           None.

Sales of Unregistered Securities

           None.


ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           None.

ITEM 5.    OTHER INFORMATION

           None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

                3.1*  Amended and  Restated  Certificate  of  Incorporation
                3.2*  Bylaws
                27.1  Financial Data Schedule (EDGAR version only)

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


BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                          Date : November 12, 1999
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ WESLEY S. SAIA                                Date : November 12, 1999
      Wesley S. Saia
      Vice President and Chief Financial Officer