Form 10-K
period 1999-12-31
BE INC
filed 2000-03-30
CIK 895921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-26387

                                BE INCORPORATED
            (Exact name of Registrant as specified in its charter)

               Delaware                                 94-3123667
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

               800 El Camino Real, Menlo Park, California 94025
         (Address of principal executive offices, including zip code)

                                (650) 462-4100
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001
                                   PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No ___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of February 29, 2000, was approximately $349,674,946.

The number of shares of Common Stock outstanding as of February 29, 2000 was 35,616,899.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant's Registration Statement on Form S-1, as amended (Commission File No. 333-77855) are incorporated herein by reference into Part IV of this Report and portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the Registrant's fiscal year (December 31, 1999) are incorporated herein by reference into Part III (Items 10, 11, 12 and 13) of this Report.

                                BE INCORPORATED

                            FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999

                               Table of Contents

PART I

Item 1.   Business............................................................................................

Item 2.   Properties..........................................................................................

Item 3.   Legal Proceedings...................................................................................

Item 4.   Submission of Matters to a Vote of Security Holders.................................................

PART II

Item 5.   Market for Registrants Common Equity and Related Stockholder Matters................................

Item 6.   Selected Financial Data.............................................................................

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............

Item 8.   Consolidated Financial Statements and Supplementary Data............................................

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................

PART III

Item 10.  Directors and Executive Officers of the Registrant..................................................

Item 11.  Executive Compensation..............................................................................

Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................

Item 13.  Certain Relationships and Related Transactions......................................................

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................

Signatures....................................................................................................

                                    PART I

ITEM 1.   BUSINESS

                          Business of Be Incorporated


The following discussion contains forward-looking statements that have been made pursuant to the provisions of the private securities litigation reform act of 1995. Such forward-looking statements are based on our current expectations, estimates and projections about the company's business, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "likely, "variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below under "Factors Affecting Our Business, Operating Results and Financial Condition" and our other public filings with the securities and exchange commission. We undertake no obligation to update publicly any forward- looking statements, whether as a result of new information, future events or otherwise.

Overview

     We offer software platforms designed for Internet appliances and digital media applications. Our two software platforms are (i) BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances, and (ii) BeOS, our desktop operating system optimized for digital media applications. Our core operating system technology was developed based on a modular architecture and includes key features such as pervasive multithreading, protected memory and symmetric multiprocessing. We have incorporated technology from our core operating system, BeOS, into BeIA, our software platform designed for a new class of information and entertainment appliances, often referred to as Internet appliances. An Internet appliance is a dedicated device designed to specifically access information from the Internet for a given purpose. An Internet appliance's hardware and software are seamlessly integrated together to provide users with a transparent and responsive interface.

     An increasing number of companies have announced products or plans for development of products intended for the Internet appliance market. We believe the market for Internet appliances is growing and BeIA presents a complete software platform for Internet appliances and provides us with significant
opportunities in this market.   In January 2000, we announced that we would be
shifting our resources to more effectively address this market. We also announced that we would provide a version of BeOS for personal use at no charge and would work with third party publishers to distribute a commercial version of BeOS.

Background


     Overview of Operating Systems

          Operating systems are computer programs that control the functions of computing devices such as PCs and Internet appliances and coordinate the interaction of the computer with applications, peripheral devices, such as printers, network connections and other computers. Resident in every computer, operating systems provide the interface by which a user instructs the computer to perform specific tasks and manage key processes inside the system such as file storage and maintenance, memory usage and processor activity.

          Operating systems have evolved from complex, character-based systems that required significant technological sophistication to operate into modern, graphical user interface-based systems such as Microsoft Corporation's Windows family of operating systems and Apple Computer, Inc.'s MacOS. Improvements in operating system functionality and ease of use have had far-reaching effects on the PC industry, yet the underlying purpose of operating systems has changed little. In general, traditional operating systems are designed to be general-purpose platforms upon which a wide variety of applications and systems can function.

     Growth of PCs

          Once used primarily for business-oriented tasks or by technically oriented enthusiasts, PCs are now prevalent and are employed in a wide array of applications that range from industrial manufacturing to home entertainment. Advances in the capabilities of PCs have allowed users to run applications that, previously, were beyond the reach of the preceding generation of PCs. In order to deliver and support advanced capabilities of new PCs hardware, developers of operating system software must continuously add functionality. Recognizing the inherently complex nature of operating systems, the significant time required to develop them and the importance of providing support for legacy applications, operating system developers often elect to add capabilities through an incremental process rather than effect a fundamental redesign of the software. This design process has helped contribute to a significant increase in the size of the operating system and the applications that run on them.

           While users have generally benefited from the improvements made in operating systems, the increasing size of these programs has diminished users' ability to fully participate in the benefit from the advancement in the price/performance of PCs. The incremental addition of features has often created slower, less stable and much larger applications than a newly architected design could. As a result, users frequently are required to perform costly upgrades to their systems or to purchase more expensive hardware simply to run newer versions of operating systems and applications. Similarly, newer versions of operating systems can create conflicts with legacy devices and applications, resulting in significant support costs for users and vendors alike.

          While PCs do many things well, they do not necessarily fit all uses of computing--in their interface design, form factor, location in the home or office, or input/output options. Consumers find that they want tailor-built devices for communicating, gathering information and being entertained. Just as a carpenter owns several different tools rather than a single all-in-one device, consumers have different devices for listening to music, watching movies, playing games and talking to friends. We expect that the same trend will hold true in the Internet space. Users will want to have access to the information and media on the Internet, but will choose to do so on devices built for specific uses. For example, a consumer might want to listen to music coming from their CD collection or streaming from the Internet played on his home stereo rather than on his PC. The optimal device will need to be able to take advantage of new audio formats, connect to other points in the home for playback and enhance the audio signal in new ways. A PC running a general-purpose operating system is burdened by too many other processes and duties to be an efficient solution for this use.

     Impact of the Internet on PCs and Operating Systems

          The widespread growth of the Internet has also impacted PC growth dramatically. Using PCs in conjunction with dial-up modems, local-area networks and, increasingly, high-speed broadband access technologies such as cable modems and Digital Subscriber Lines ("DSL"), the number of individuals on the Internet, according to market research firm International Data Corporation ("IDC") is expected to grow from approximately 100 million in 1998 to approximately 319 million worldwide by the end of 2002. Strong growth in the number of Internet users has translated into strong gains in PC sales since PCs, today, are the principal Internet access platform. However, the Internet is changing the economics of both the PC and Internet Service Provider ("ISP") markets suggesting that PC OEMs, application developers and ISPs will require new solutions for Internet computing.

          The increasing number of Internet users has affected the PC and operating systems markets in several ways. Many Internet users are interacting with PCs, and the operating systems that control them, for the first time. These users often lack sufficient technical skills or experience to configure, operate and manage the complex nature of an Internet-connected PC and frequently must seek technical support from hardware and software vendors or their ISPs. Besides being a time-consuming and an often frustrating experience for the user, technical support calls are costly to service providers and vendors. Those support calls add significantly to PC OEMs' and ISPs' cost structures.

          Also, many of today's applications that access the Internet capitalize on the Internet's rich media capabilities and require expensive PCs and peripherals to overcome the limitations of traditional general-purpose operating systems. While the overall price of PCs continues to decline, Internet users often must purchase and support more capable PCs to take full advantage of the Internet. The cost of PC hardware and software, combined with the high total cost of ownership, can be a barrier to widespread adoption of the Internet to levels commensurate with the telephone or television.

          As Internet connectivity becomes increasingly essential, a number of trends are developing among users, PC OEMs and ISPs. These trends include an increasing prevalence of users with multiple connections to the Internet and an emphasis of low-cost, purpose-built Internet access devices. PC OEMs and ISPs are increasingly challenged to deliver a continuously improving user experience and better functionality, while operating within the constraints of the highly competitive PC industry. All types of appliances are becoming networked within the home. Broadband and persistent Internet connection continues to be rapidly deployed at the consumer level. New types of inexpensive devices that deliver a rich, trouble-free Internet experience will become increasingly important as vendors and users alike balance cost, ease-of-use and performance.

     Emergence of the Internet Appliance

          Recognizing that cost and ease-of-use are the principal barriers that PC OEMs and ISPs face to enlarge the base of Internet-connected users, manufacturers are seeking alternatives to traditional PCs. Also, consumer electronics manufacturers, seeking additional revenue streams, are increasingly viewing the Internet as providing them with opportunities to sell new categories of consumer devices intended to access the services and content available on the Internet. In addition to being inexpensive to manufacture and support, these new types of devices must deliver a user experience comparable with other consumer electronics products, offering significant speed, reliability and stability. Further, they must support an array of services including broadband access, high quality video and audio capabilities and expandability. These new classes of devices have been broadly termed Internet Appliances and typically function in one or more of the following three categories: communication, information and/or entertainment.

          Industry analysts define Internet appliances as a range of new form of products that are consumer-focused, low-cost, easy-to-use, and primarily designed to deliver the interactive benefits of the Internet or an Internet-like service, like Web browsing and email. The appliances offer direct Internet connectivity and enable users to work interactively with the Internet. Various types of Internet appliances include set-top boxes, Internet screen-phones, Internet gaming consoles, Internet smart handheld devices, and Web and email terminals. IDC estimates that the number of Internet appliances will increase from 11 million units at a value of $2.4 billion in 1999, to 89 million units at a value of $17.8 billion in 2004, a compound annual growth rate of approximately 33% and 39%, respectively.

     Key Requirements of Internet Appliances

          While Internet appliances will vary in form and function, we believe that a core set of functionality is necessary for any type of Internet appliance to succeed. An Internet appliance must provide users with robust and stable performance at an affordable cost. Internet appliances must be able to access and deliver many types of content available on the Internet. To lower overall system costs, device providers are seeking alternatives to traditional PCs that do not utilize expensive central processing units and operating systems, such as Windows. Device and service providers often lack the necessary resources or time to develop their own customized software platforms. These companies desire a turnkey customizable software platform that meets their needs and shortens their time to market. We believe the key features desired of an Internet appliance software platform to be the following:

     .    Modular, small footprint operating platform;

     .    Scalable for larger applications, quickly upgradeable and extensible;

     . Completely customizable user interfaces to enable creation of application-specific or custom-branded products;

     . Reliability and stability equivalent to other mainstream consumer appliances;

     . Responsiveness and rapid start-up or "boot" times to encourage frequent use;

     . Rich media capabilities such as CD-quality audio and television-quality video;

     . Integrated, full-featured Web browser and support for JavaVM and other popular plug-ins;

     . Built-in support for broadband access technologies like cable modems and DSL;

     .    Ability to run on multiple hardware reference designs; and

     . Modern development environment allowing rapid adoption of highly customized final applications and functions .

     Limitations of Traditional Operating Systems for the Internet Appliance Market

          Traditional operating systems such as the Windows family of operating systems, UNIX, Linux and the Macintosh OS are large, general-purpose operating systems designed to support a wide array of systems and applications. Accordingly, they require significant processor power, memory and storage to operate effectively, often too costly for the Internet appliance business model.

          The majority of traditional operating systems used today, for example Windows, are marketed as a distinct product that cannot be modified or customized to the requirements of the device provider or application. Alternatively, other operating systems, such as UNIX derivatives and Linux exist in multiple versions from many vendors. Because of the lack of focus and incompleteness of such solutions, device providers are forced to do their own customization, integration and support, adding to the cost and complexity of system maintenance. Developers and manufacturers of Internet appliances and service providers often lack the adequate resources or time to deliver devices based on these operating systems.

     Limitations of Embedded Operating Systems for the Internet Appliance Market

          Embedded operating systems such as QNX, Wind River's VxWorks, Palm OS and, to some extent, Microsoft's Windows CE, offer lighter weight and more responsive environments as compared to traditional operating systems. However because they were built for specific and limited applications, they are not as scalable for larger applications and lack the modern development environments and access to key PC technologies that are necessary for highly functional devices. These operating systems do not offer the full features and benefits of desktop operating systems, such as full featured Web browsing, that users have come to desire and expect. Device providers are required to add additional features or solutions in order to build a software platform that more adequately addresses their needs. Even with these costly additions and integrations, device and service providers may not end up with the complete software platform they need for their appliances.

The Be Solution


          We offer software platforms designed for Internet appliances and digital media applications. To address the emerging needs of device and service providers, we have developed BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances. The combination of an efficient customizable operating system with small memory footprint designed for fast and reliable performance, makes BeIA the ideal software platform for Internet appliances. For personal computers, we offer BeOS, an operating system designed to deliver the most satisfying experience on a personal computer. The key features and benefits of our two products are further set forth below.

     BeIA

          Our BeIA software platform is designed to seamlessly interact with the hardware and other applications to provide the high level of responsiveness and stability that users typically experience and expect from consumer electronics devices. The modular nature of BeIA allows developers and manufacturers of Internet appliances and related hardware and systems, referred to as "device providers," to incorporate only those features of BeIA required for a particular device, to deliver specific content and to meet the cost target for each particular device. Device providers can include PC OEMs, consumer electronic companies, system integrators, and other device and hardware manufacturers, known as "ODMs".

          Using BeIA, companies providing Internet access and other Internet related services, referred to as "service providers," and device providers can develop services and products tailored to specific markets without compromising the quality, stability and performance of the devices delivered to the user. In addition, BeIA offers the device and service providers the ability to customize the device's user interface, so that they can create an experience appropriate for each device's target customer and use. BeIA maintains system stability, media quality and processor performance while allowing end users to simultaneously operate multiple audio, video, image processing and Internet-based software applications. BeIA offers a full-featured Web browser and supports popular streaming audio and video standards.

     BeOS

          BeOS, our desktop operating system product, is designed to optimize the higher processing and memory requirements of today's digital media applications on standard PC hardware. It provides professional users and enthusiasts with a responsive environment to quickly and easily develop applications and create digital content such as audio, video, animation and images. It enables users to work with and edit audio, video and image files millions of gigabytes in size, simultaneously, in real-time. BeOS scales to meet the needs of the end users and PC OEMs, and easily facilitates the integration of new technologies. BeOS can take advantage of up to eight processors automatically.

Strategy


          Our principal strategy is to establish BeIA as the premier software platform for appliances that deliver information and entertainment over the Internet. We intend to establish relationships with industry leading device manufacturers and service providers to create Internet appliances based on our software platform and to further enhance and promote BeIA as the platform of choice for Internet appliances. The key elements of our strategy in the Internet appliances market are the following:

          Leverage Our Technology and Capabilities. We developed our core operating system technology over the course of nine years and have developed a significant body of technical expertise relating to the challenges of handling Internet applications and digital media. We will continue to leverage this technology to deliver a stable, responsive software platform containing rich media capabilities with a small foot print. We will continue to innovate BeIA's capabilities to include additional modular functionality, a smaller footprint, and provide portability to new device platforms.

          Promote BeIA through relationships with device providers. We intend to focus our marketing and sales efforts on establishing relationships with partners, such as OEMs and consumer electronic manufacturers, that are capable of designing and delivering a large volume of products based on our software platform. We intend to promote the use and benefits of our software platform by working closely with ODMs that are creating reference designs for Internet appliances. Our goal is to ensure that the products designed by these device manufacturers will run on our software platform and that the products featuring our software platform are ultimately adopted and marketed by device and service providers.

          Increase awareness of BeIA to service providers. We believe service providers will be a significant factor in driving the development and adoption of Internet appliances. Service providers looking to augment their services and retain customers will look to offer Internet appliances specifically geared to their customer base. We intend to focus our marketing efforts to increase the service providers' awareness of BeIA and its ability to offer a customizable user environment that promotes the service provider's brand and services. In addition, we will encourage partnerships between the service providers and those device providers utilizing our software platform.

          Focus on strategic product development activities. Since the Internet appliance market is emerging and still somewhat undefined, we believe that our success will be dependent on monitoring the trends and demands in the Internet appliances market and working closely with device and service providers to address these demands and design compelling products that will be adopted by a large number of users.

          In the desktop market, we intend to increase the market acceptance of BeOS, and the number of third party applications through new distribution models. We intend to increase our market reach by offering BeOS Personal Edition, a fully functional version of our desktop operating system for free, via download from the Web. Additionally, we will work with third party publishers to market, sell and support BeOS Pro Edition, a commercial version of BeOS with added functionality. It is our belief that once users and developers have experienced BeOS, they will fully appreciate its advantages as an operating system and a platform for Internet appliances. We also believe this will facilitate wider adoption of BeOS as a modern operating system for digital media applications. Additionally, an increase in the number of BeOS users could stimulate third party development of software drivers, technologies and applications for BeOS.

Products and Technologies

     BeIA

          We offer BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances. BeIA provides device and service providers with all necessary client-side software and services to deliver a complete Internet appliance solution. Standard features include a full-featured Web browser with support for third party plug-in applications, a Java virtual machine, a modern development environment, as well as media and other application and integration services. BeIA incorporates support for rich media, broadband connectivity and hosted applications, such as email and personal information management. Incorporating technology from our core operating system, BeOS, BeIA is designed to deliver stable, highly responsive performance on a broad range of Internet appliances. The customizable nature of BeIA allows our customers to create custom-branded environments and unique user interfaces that can be tailored to specific target audiences without additional programming. BeIA delivers high levels of system performance without requiring costly, power-intensive processors. Its code base is small in size and can be loaded onto inexpensive, low-capacity flash memory, further reducing system hardware costs. Key features of BeIA include:

     . Modular with small footprint. BeIA operates on a wide range of hardware systems, giving device providers many price and functionality choices. Device providers can create Internet appliances using only those pieces necessary for a given device while staying within its cost considerations. The complete BeIA platform with all features, including Web browser, plug-ins, Java, user-interface and more, enables a fully-featured appliance that needs only 8MB of flash memory storage.

     . Stable and responsive environment. BeIA offers users a highly responsive and stable experience that users typically expect from consumer electronics devices. It requires no rebooting for configuration changes and is relatively crash proof. Operating in a broadband environment, BeIA allows instant availability and response from the user interface at all times regardless of demands on the device and it provides responsive, glitch-free playback of all popular media.

     . Scalable. Device providers can easily build more robust solutions and add new functionality over time or as new technologies are adopted by the market. BeIA provides support for new protocols like USB and IEEE1394 to give developers the ability to add new functionality. Finally, through BeIA's application and server services, user functionality can be moved from the appliance device itself to a hosted application-based server environment.

     . Easily customizable. Device providers can completely control the user experience and branding "look and feel" of the device interface. HTML and Macromedia Flash front-end framework allows designers with standard web development tools to rapidly complete and modify their design work. Device and service providers can easily update the device's look, feel, branding and functionality remotely from a server. BeIA supports JavaScript which enables further customization of devices and support for hosted applications. We also provide a native development environment which runs on standard PC's, providing quick, inexpensive development and rapid time to market.

     . Rapid remote upgradability. BeIA's fast and clean development environment and modular, real-time operating system enables device providers to change, update and augment the consumers' appliances remotely without any customer involvement or hassle. This means that as new technologies emerge, older appliances do not necessarily need to be replaced or upgraded by the user. The provider of the device can carry out changes to the system without any user involvement.

     . Integrated full-featured browser; Media Savvy, Supports all popular formats. BeIA's full-featured browser allows Internet appliances to load and render the vast majority of Web content in the form intended, enabling users to shop, search, and interact with content from the Internet with little limitation. BeIA delivers an immersive, media-rich experience that allows inexpensive devices to take full advantage of upcoming streaming media portals, as well as the ability to combine Internet access with existing media services such as cable TV and FM radio. BeIA includes RealNetworks' RealPlayer G2 for audio and video streaming, Macromedia's Flash and Sun's Java Virtual Machine. BeIA supports QuickTime, AVI, WAV, MPEG, MP3 and other formats that enable exciting additions to regular Web content.

     BeOS

        We also offer BeOS, an operating system designed for digital media applications. BeOS maximizes the performance of digital media applications that run on a wide range of desktop PCs and high-performance multiprocessor workstations. BeOS offers several advantages over traditional operating systems. It allows users to simultaneously operate multiple audio, video, image processing and Internet-based software applications while maintaining system stability, media quality and processor performance. BeOS provides professional users with a high performance environment to quickly and easily develop applications and create content. It is designed to facilitate the integration of new technologies. The combination of an efficient, new operating system design for fast performance and rich digital media applications make BeOS an ideal solution for both processor-intensive applications and lower-cost PC platforms. Key elements of BeOS include:

     . Optimized Design for Digital Media Applications. BeOS is designed specifically to enable high-performance audio and video applications on a wide range of personal computing devices. BeOS is optimized for media manipulation and playback and employs features that provide a stable, accessible environment for the use and development of digital media applications and content. BeOS also employs an advanced, 64-bit file system to meet the file size and bandwidth requirements of digital video applications.

     . Support for Simultaneous Use of Multiple, Processor-Intensive Applications. BeOS allows software applications to be partitioned into multiple compact execution units called "threads" and allows these threads to be automatically executed as required by the application and system load. BeOS is able to distribute these threads among one or more processors, giving priority to media tasks performed on the system. This, together with the other features of BeOS, allows simultaneous use of multiple, processor-intensive applications, editing and playback of uncompressed, high-resolution video and audio files, and increased efficiency and performance of all applications running on the system. In addition BeOS delivers optimized performance on hardware with one to eight processors.

     . System Performance and Stability. BeOS is designed to reduce operating system overhead to a minimum. It makes extensive use of shared code, resulting in the creation of smaller, faster applications. A key element of BeOS' performance and stability is its journaled file system. This file system provides added levels of protection against corrupted files and reduces start-up time. BeOS' journaled file system differentiates it from the leading desktop operating systems. Furthermore, BeOS provides fully protected memory, which increases operating system stability and helps prevent a crashing application from affecting other applications running on the system or causing a full system crash that requires a reboot.

     . Modular, Flexible Architecture. BeOS is based on a modular design that allows new software features, such as drivers, audio and video compression and depression algorithms, known as "codecs," and additional file system support to be used immediately after downloading these features onto the system. Using BeOS, manufacturers and users can update and reconfigure their systems through the Internet or other networks without the need to "re-boot" the system. This modular approach also allows OEMs to incorporate only those elements of BeOS needed for a particular application or device, facilitating the creation of new user functionality and allowing OEMs to address specific price points and markets.

     . Modern, Object-Oriented Development Environment for Media Applications. BeOS uses a modern C++ based architecture that enables programmers to quickly create stable, robust, high-performance media applications. BeOS development kits allow anyone to write hardware drivers, media add-ons and custom applications on standard PCs. Device builders can develop complete solutions for many types of applications using the services found in BeOS.

Marketing, Sales and Customers


     Our sales and marketing group is dedicated to defining the most compelling software platform solutions, establishing relationships with industry leading device and service providers to create Internet appliances based on our software platform and to further enhance and promote BeIA as the platform of choice for Internet appliances.

     A key ingredient of a compelling software platform is the identification of, and the ability to support popular industry standard formats and technologies. Often this requires establishing strategic technology and licensing arrangements with technology providers to integrate their technologies with our products. Some of our key technology partners include:

     . Opera Software A/S. Opera supplies a full-featured World Wide Web consortium (W3C) compliant Web browser. We have entered into an agreement with Opera to integrate their Web browser with our products, and to distribute it as a component of both BeIA and BeOS.

     . RealNetworks, Inc. We signed a license agreement with RealNetworks, a leader in streaming media technology on the Internet, to enable its RealPlayer G2 product to run on our products. RealPlayer G2 allows BeIA and BeOS users to view streaming video, and audio media and provides users with access to a rich selection of digital media on the Web.

     . Sun Microsystems, Inc. We have signed a license agreement with Sun Microsystems for its PersonalJava technology which is integrated into BeIA and the Java2 Standard platform, intended for integration with BeOS. Java technologies will allow users of a wide range of Internet appliances and PCs running on our software platforms to run platform-independent applications commonly accessed via the Web.

     . Intel Corporation. Intel has provided us with assistance in the development and enhancement of our software platforms. Intel has provided us with technical specifications and software under a license to a commonly used communication protocol for peripheral devices, known as Universal Serial Bus (USB) and to Indeo, a technology that enables compression and decompression of video data. This allows our products to be compatible with devices and applications that use these technologies. Additionally, Intel has assisted us in developing relationships with current and potential partners.
  BeIA

     We market and sell BeIA by actively pursuing relationships among four broad classifications of customers and strategic partners: Original Device Manufacturers (ODMs), Original Equipment Manufacturers (OEMs), Service Providers and Integrators.

     "ODMs" are companies that typically create reference designs for Internet appliances using standard computing industry components. Many of these companies create their own designs while others work from contracts or ideas that originate from OEMs or service providers. To find a ready-made solution that meets their target customer needs, OEMs and service providers commonly shop for devices offered by ODMs. In many cases, an ODM will never actually put its company name or brand on the device that it manufactures. Since ODMs are the primary producers of the key components and systems used in the Internet appliances, it is important that BeIA run on their hardware and system designs. Similar to ODMs are the reference platform designers, however, these designers do not typically manufacture devices. Many of the components used by ODMs are based on designs provided by reference platform designers, so it is similarly important for BeIA to run on or support their reference platforms. Our relationship with ODMs and reference platform designers is typically symbiotic in nature where we share common or parallel business goals. As a result we often participate in joint sales and marketing activities, but a contractual or customer relationship is not necessarily formed. Our efforts are targeted to ensure that the reference platform designs and the resulting ODM product designs will run on our software platform and that the products featuring our software platform are ultimately adopted and marketed by OEMs and service providers. The following are some of our existing relationships with ODMs and reference platform designers:

     . First International Computer, Inc. FIC is one of the leading PC motherboard and system vendors based in Taiwan, ROC. FIC recently extended its research and development, and manufacturing to include a new family of subsystems for Internet appliances and is working closely with us to offer BeIA as the operating system software platform for these systems.

     . National Semiconductor Corporation. We are working together with National Semiconductor to develop a series of production-ready reference platforms for Internet appliances. This platform is based on National's Geode WebPad hardware running BeIA.

     . DT Research, Inc. We are working together with DT Research to ensure that BeIA is fully integrated with DT Research's family of Internet appliances that are based on National Semiconductor's Geode WebPad reference platform.

     . Intel Corporation. We are working with Intel to optimize BeIA to provide a reference platform for manufacturers wishing to build low-cost, high-performance home audio devices using Intel's Celeron processor. The platform is intended to enable the creation of audio appliances that support several audio encoding and playback features. These features include managing and using a wealth of audio content like compact discs and audio streamed from the Internet, sending multiple streams of audio to a variety of locations in the home, and support for home networking products.

     . Proxim, Inc. We recently announced a cooperative technology and marketing effort to jointly integrate Proxim's HomeRF wireless networking technology with BeIA. Proxim and Be plan to offer a seamless wireless extension to BeIA, enabling Web pads and other Internet appliances and dedicated devices to distribute media and share broadband Internet access wirelessly in and around the home.

     "OEMs" are the device manufacturers most recognized by the public. Typically, OEMs are the companies that actually have reseller and/or direct selling relationships with service providers as well as consumers. OEMs gather market requirements from service providers and consumers, and work to deliver Internet appliance solutions that meet their target customer's requirements. Working closely with OEMs gives us direct access to consumer requirements and enables us to further develop our software platform to meet the OEM's customer needs. Our relationship with OEMs is typically a contractual relationship where the OEM pays us per-unit royalties for each appliance delivered incorporating BeIA. Some of our OEM customers include:

     . Compaq Computer Corporation. We recently signed an OEM agreement with Compaq, a leading PC and device company, that allows Compaq to pre-install and distribute BeIA on Compaq's Internet appliances. Initially, Compaq is marketing these devices to telecommunications companies, Internet service providers, and Web content providers. In addition, we are working with Compaq on joint marketing and development initiatives.

     . Qubit Technology. Qubit has entered into an OEM agreement with us where Qubit intends to use BeIA as the software platform for its wireless Web Tablet. Additionally, we are engaged in collaborative sales, marketing and development efforts with Qubit. Qubit is working with organizations that include financial and telecommunications companies who are expected to bring these devices to market.

     . Fountain Technologies Inc. Fountain has entered into an OEM Agreement with us that allows Fountain to distribute Internet appliances using BeIA as its software platform.

          "Service providers" is a term describing those companies that either have an infrastructure for providing access to the Web, own content, or have an established business model that can be fulfilled through delivering Internet appliances. Examples of services providers might be ISPs, financial institutions, retailers and telephone companies. Service providers typically already have relationships with consumers, and look to an Internet appliance to expand their reach or to help ensure that their consumers remains loyal to their services. Service providers looking to augment their services and retain customers will look to offer Internet appliances specifically geared to their customer base. Service providers will require a highly customizable user environment that promotes their brand and services. Service providers have direct feedback from consumers and will provide valuable insight into the functionality of BeIA, and will make recommendations for future features and enhanced functionality. Currently, our relationships with service providers are fostered through our OEM customers.

          The term "Integrators" describes a group of companies whose business is creating and delivering Internet appliances and accompanying functionality, services and features to targeted groups of consumers. Integrators typically provide an end-to-end solution matching devices, ISPs, necessary software platforms, content and back-end server applications. We expect the integrators to appreciate BeIA's scalability, its easily customizable user interface and advanced development environment, and our application and integration services. Integrators will also likely leverage our relationships with ODMs, OEMs and service providers.

     BeOS

          We have adopted a two-tiered approach for distributing and selling BeOS, our desktop operating system that will enable us to concentrate our resources on development and let other, well-focused third parties handle distribution and consumer marketing.

     . BeOS Personal Edition. BeOS Personal Edition is a free, easy-to-install, fully functional version of BeOS. Anyone using Windows can download it in a single file directly from our Website and install it on their Windows system. Although BeOS Personal Edition is a fully functional version of BeOS, it does not include some third party royalty-bearing technologies. The free distribution approach is aimed at getting BeOS in the hands of as many users as possible. It is our belief that once users and developers have experienced BeOS, they will fully appreciate its advantages as an operating system and a platform for Internet appliances. We also believe this will facilitate wider adoption of BeOS as a modern operating system for digital media applications. Additionally, an increase in the number of BeOS users could stimulate third party development of software drivers, technologies and applications for BeOS.

     . BeOS Pro Edition. BeOS Pro Edition is our enhanced, full-featured version of BeOS available on CD-ROM. It will be made available to PC OEMs, value-added software developers, other software vendors, distributors and end users through several third-party publishers worldwide. These publishers will package and license the product, and will handle all marketing, sales, and end-user support. Also, these publishers may choose to add additional software and services.

Competition


          The markets in which we compete are highly competitive and rapidly changing. Our principal competition in the operating system software platform market consists of operating system and software platform developers.

          We believe the principal competitive factors impacting the market for BeIA are:

     .    partnerships with device and service providers;

     .    key technological features and capabilities of the software platforms;

     .    technical, financial and marketing resources; and

     .    the overall number of users.

          In addition to the above competitive factors, we believe additional competitive factors impacting the market for BeOS are:

     . strength of publisher partnerships, and reseller and distribution channels; and

     . the number and strength of third party applications available for use on the software platform.

          Many of our current and potential competitors have longer operating histories, significantly greater number of customers, a greater number of popular applications and tools specifically designed for their operating systems, greater brand recognition, and greater financial, technical, marketing and distribution resources than we do. This may allow them to compete more favorably than we do with respect to some or all of the above factors.

          New product releases or improvements in our competitor's existing operating systems could enable these operating systems to more effectively address the needs of developers and manufacturers of Internet appliances or the requirements for use of digital media in a manner similar to those offered by our products. For example, enhancements and features could be added to Microsoft's Windows operating system, Apple's Mac OS, or UNIX based operating systems such as Linux which could significantly reduce or eliminate any perceived advantages in our software platforms over these competitors.

     BeIA

          In the market for Internet appliances, there is increased competition to offer non-PC devices that provide access to the Internet and enable digital media content on the Internet. Companies such as Microsoft Corporation, QNX Software Systems Ltd., Wind River Systems, Inc., vendors of UNIX-based operating systems such as Linux, and vendors of embedded operating systems have operating systems that are being used or may be used for Internet appliances. We also face competition from vendors of embedded browsers and manufacturers of set-top boxes and terminals such as WebTV, a subsidiary of Microsoft. Many of these companies have an established market presence, relationships with device and service providers who will develop and market Internet appliances, and have significantly greater financial, marketing and technical resources than we do.

     BeOS

          In the desktop operating system market, we face competition from a number of companies with significantly greater financial, marketing and technical resources. The desktop operating system market has historically been led by Microsoft Corporation, which has captured significant market share and has significantly greater resources than we do. Other companies that offer competing desktop operating systems include Apple Computer, Inc., IBM, and a number of companies that offer versions of the UNIX operating system, including SGI, the Hewlett-Packard Company, and Sun Microsystems. The open-source public collaboration version of UNIX known as Linux is also a competing operating system.

Product Development and Engineering


          Our product development and engineering efforts are focused primarily on enhancing the functionality, flexibility, performance and reliability of BeIA. We also continue to develop BeOS as a software development platform for Internet appliances and as a promotional opportunity for the capabilities of BeIA.

          We spend considerable resources on the development of core technologies and new capabilities. Internet technologies are evolving at a rapid pace and it is important that we identify and adopt emerging standards in a timely manner. We obtain significant input concerning product development directions from our technology partners, ODMs, OEM customers, service providers and end users. We intend to play a technology leadership role in the emerging Internet appliance market. The technology requirements and constraints for Internet appliances are often markedly different than for personal computers. As a result, we also expend resources to prototype advanced product concepts for Internet appliances.

          We have invested significant time and resources in creating a structured process for product development and testing. This process uses both commercially available and proprietary tools. Source code control is maintained using the Perforce Fast Source Code Management tool set. Source code is compiled and linked using the Cygnus EGCS tools. Both tool sets run under BeOS. This enables our products to be developed using our own technology. We feel that this results in a rapid identification and resolution of problems. Product testing is performed in house by a dedicated quality assurance team. We also utilize a formal beta test program. Software errors are logged and tracked using a proprietary database which is available to our customers via a Web interface.

          In 1997, 1998, and 1999 our research and development expenses were approximately $4.4 million, $5.8 million, and $7.8 million, respectively.

Employees

          As of December 31, 1999, we had 105 employees. Of these employees, 34 are in sales and marketing, 54 are in product development and engineering and 17 are in general and administrative. We consider our employee relations to be good.

Facilities

          We lease approximately 26,829 square feet in Menlo Park, California. We also lease approximately 2,184 square feet in Paris, France to focus on channel distribution, sales to OEMs, and third party developer relations and recruitment. We believe that our current facilities are adequate to meet our needs for the next twelve months.

   Factors Affecting Our Business, Operating Results And Financial Condition

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact our business, operating results and/or financial condition. Anyone evaluating us and making an investment decision with respect to our Common Stock or other securities is cautioned to carefully consider these factors, along with similar factors and cautionary statements contained in our filings with the Securities and Exchange Commission.

     We have incurred significant net losses and we may never achieve profitability.

          We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998 and $24.5 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $73.2 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2000 and beyond and we may never become profitable.

          We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. Sales of BeOS, our desktop operating system, to resellers and distributors and direct sales to end users have accounted for the primary source of our revenues to date. In January 2000, we announced that we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced that a version of BeOS would be made available for personal use at no charge and a more fully featured version would only be available through third party publishers. As a result, we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. Our shift to focus primarily on the market for Internet appliances may not result in any increase in our revenues or any improvement in our operations or financial condition and may not offset the loss of revenues from sales of BeOS. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.


     We have recently announced that we will shift our resources to focus primarily on a new and undeveloped market.

          We have recently announced that we will be shifting our resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, our software platform intended for Internet appliances. We may be unsuccessful in our attempt to focus primarily on this market and face significant challenges often encountered with companies undergoing a strategic reorganization, which include:

     . inability to effectively shift existing product development and engineering, sales and marketing and management resources to focus on the market for Internet appliances;
     . management distraction and loss of key personnel as we focus on this market and shift resources towards the development and marketing of our software platform for Internet appliances market;
     . inadequacy of our existing resources to understand the needs and requirements of developers and manufacturers of Internet appliances;
     . inability to train existing personnel or hire and train new qualified personnel to address the market for Internet appliances; and
     .    failure to adapt to new and evolving trends in Internet appliances.

          We may not successfully meet any or all of these challenges. Our failure to meet one or more of these challenges could materially adversely affect our business and prospects. In addition, our business and prospects are highly dependent on the development and market acceptance of Internet appliances and our ability to successfully market BeIA as a viable software platform for Internet appliances. The market for Internet appliances is new, unproven and subject to rapid technological change.

This market may never develop or may develop at a slower rate than we anticipate. In addition, our success in marketing BeIA as a software platform for Internet appliances is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics companies, system and hardware manufacturers, and Internet service and content providers. Our failure to establish relationships with companies that offer Internet appliances and establish BeIA in this market would have a material adverse effect on our business and prospects.


     We face intense competition from companies with significantly greater financial, marketing, and technical resources.

          There is already intense competition to develop and market operating systems. This competition exists in the market for desktop operating systems as well as operating systems and software platforms intended for the Internet appliances market. Companies such as Microsoft Corporation, Apple Computer, Inc., QNX Software Systems Ltd., Palm, Inc., vendors of UNIX-based operating systems such as Linux, and vendors of embedded operating systems, have operating systems that are being used or may be used for Internet appliances. We also face competition from vendors of embedded browsers and manufacturers of set-top boxes and terminals. Many of these companies have an established market presence, relationships with OEMs and consumer electronic manufacturers such as those developing and marketing Internet appliances, and have significantly greater financial, marketing and technical resources than we do. As a result, we may have difficulty attracting manufacturers and developers to create devices and software that will use our software platform. These more established companies, together with a large number of smaller companies who offer software platforms that may be used for Internet appliances, may capture a larger portion of the market than we do. We also expect to face increased competition from new entrants offering software platforms intended for use on Internet appliances.

          We expect our competitors to continue to improve and enhance their current products and to introduce new products and software platforms, especially those intended for the Internet appliances market. Successful product introductions and product improvements by our competitors could reduce or eliminate any perceived advantages in our software platform over these competitors and could reduce market acceptance for our software platform and make it obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and continue to enhance and improve our software platform. We may have insufficient resources to make these investments and may be unable to make the advances necessary to be competitive. Our failure to compete successfully against current or future competitors would have a material adverse effect on our business and prospects.


     Our success depends on our ability to establish and maintain strategic relationships, and the loss of any of our strategic relationships could harm our business and have an adverse impact on our revenue.

          Our success depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and Internet service and content providers. In the Internet appliance market, we have agreements with Compaq Computer Corporation, Qubit Technology and Fountain Technologies Inc., and collaboration arrangements with National Semiconductor, Inc., First International Computer, Inc. (FIC), and DT Research, Inc. We cannot be certain that we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote our software platform. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. The market for Internet appliances is new and subject to rapid technological change. We may be unable to successfully meet the requirements of existing or future strategic partners. As a result, we may be unable to maintain strategic relationships with developers and manufacturers of Internet appliances and Internet service and content providers. If we are unable to develop or maintain relationships with strategic partners and customers, we will have difficulty selling and gaining market acceptance for our products and our business and results of operations will be materially adversely affected.

     Agreements with strategic partners may not result in any increase in our revenues or improvement in our operations or financial conditions.

          Existing agreements with OEM customers, for example, those with Compaq, Qubit and Fountain, and arrangements with our other strategic partners including National Semiconductor and FIC, generally do not contain any minimum purchase commitments or minimum payment obligations. Similarly, new agreements with additional OEM customer and arrangements with new strategic partners, may not contain any minimum purchase commitments or minimum payment obligations. Agreements with existing and new OEM customers may be limited to a pilot or test program. These partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. In addition, our arrangements with existing and new strategic partners may not result in the marketing or shipment of any commercial products based on our platform or may include only a limited number of demonstration models. As a result, existing arrangements and new arrangements, if any, with strategic partners may not result in any actual sales, any increase in our revenues, or any improvement in our operations or financial condition.

     We are dependent upon the success of the products and services offered by our partners and customers in the Internet appliances market.

          We expect to market BeIA primarily to developers and manufacturers of Internet appliances and providers of services to access information and entertainment over Internet. Our intent is that that these manufacturers and service providers will incorporate our software platform into their products and services. Our BeIA customers may include computer and consumer electronic companies, manufacturers of the hardware and systems used in Internet appliances, and Internet service and content providers. As a result, our success is dependent in large part on factors which are outside our control which include, the performance of our customers and the market acceptance of our customers' products and services based on our software platform. We have little or no ability to influence the development and marketing efforts of our customers and customers may fail to dedicate adequate resources necessary to successfully develop and market products based on our software platform.

     We expect long sales cycles associated with our software platform intended for the Internet appliances market and our stock price could decline if sales are delayed or cancelled.

          We believe that the adoption of BeIA as the software platform represents a significant product decision for the developers and manufacturers of Internet appliances and we expect long sales cycles as we collaborate and educate customers and partners on the use and benefits of our software platform. We similarly expect that customers and partners will spend a significant amount of time performing internal reviews and testing our software platform before accepting and adopting our product. Any failure to gain acceptance for our software platform and any delays in sales of our product could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.


     Our products may never gain broad market acceptance.

          We have two principle products, BeIA, our software platform intended for the Internet appliances market and BeOS, our operating system intended for the desktop market. BeOS has been our primary source of revenues in the past and it has been used primarily by a limited number of enthusiasts and application developers. Our business and prospects are dependent on the broader market acceptance of our products, especially the acceptance of BeIA as a viable software platform for a broad range of Internet appliances and devices enabling Internet-based and digital media applications. In an effort to increase the market acceptance of our software platform, we announced that a version of BeOS will be made available for personal use. Despite these efforts, we may not experience any significant increase in the number of BeOS users or a broader market acceptance of our software platform and developers may decide not to adopt or develop products based on our software platform.

          We may be unsuccessful at marketing BeIA as the software platform of choice for Internet appliances, and developers and manufacturers of Internet appliances and Internet service and content providers may not elect to incorporate BeIA in their products and services. Potential customers may not perceive any significant advantages over other operating systems such as Microsoft Windows CE, QNX, the UNIX-based operating systems, Linux, or embedded browsers and operating systems. In addition, we may be unable to demonstrate the commercial viability and cost-effective nature of our products. If our products, especially our software platform intended for the Internet appliances, are not accepted or adopted by an increasing number of developers and manufacturers, our business and prospects will be materially adversely affected.

          In addition, traditional operating systems could evolve and new operating systems could emerge to more effectively address the needs of the manufacturers and developers of Internet appliances and the digital media requirements of users and OEMs. For example, enhancements and features could be added to Microsoft's Windows operating system and Apple's Mac OS which could significantly decrease the differences between our products and these operating systems. As a result, any technical or marketing advantage we may have in the market for operating systems could be lost and the demand and acceptance of our products would diminish.

     We are dependent upon third party publishers for the marketing and sale of the commercial version of BeOS and we have little or no control over the efforts and operation of these publishers.

          In January 2000, we announced that a version of BeOS would be available for personal use at no charge. We also announced that we would make the commercial version of BeOS available through third party publishers. Our intent is to license the commercial version of BeOS to third party publishers and that these publishers would be responsible for the packaging, sales, marketing and support related to the commercial version. Our success in the desktop market is highly dependent on these publishers' ability to sell and market BeOS and incorporate it as part of successful product offerings. We have little or no ability to influence the marketing and promotional efforts of these publishers and these companies may fail to dedicate adequate resources necessary to successfully market and promote the commercial version of BeOS.


     We have limited experience marketing and selling our products, which makes it difficult to evaluate our business.

          We were founded in 1990 and shipped our first commercial product in December 1998. Prior to 1998, our business was primarily focused on research and product development activities. To date, we have not generated any significant revenues from sales of our products and this makes it difficult to evaluate our business and prospects. In January 2000, we announced a shift in our resources to focus primarily on the Internet appliances market, a new and unproven market and a market in which we have little experience competing. Your evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in an early stage of development and offering products in a market featuring intense competition from companies with substantially greater financial and marketing resources. Risks faced in this regard include:

     . our inability to manage or adapt to new and evolving trends in Internet appliances and digital media;
     . our inability to market our product as a viable software platform, especially to leading developers and manufacturers of Internet appliances;
     . our failure to gain any sustainable level of market share or to compete with operating systems and software platforms offered by others; and
     .    costs and delays in releasing new versions and product upgrades.

          We may not successfully meet any of these challenges. Our failure to meet one or more of these challenges could materially adversely affect our business and prospects. It is also difficult to predict the size and future growth rate, if any, of the market for our software platform. We have limited experience upon which to determine or predict trends that may emerge and adversely affect our business or prospects. The market for our software platform may not develop or may develop more slowly than we anticipate, and may never become economically sustainable.

     We may not be able to respond to the rapid technological change in the markets in which we compete.

          The markets in which we participate or seek to participate are subject to:

     .    rapid technological change;

     .    frequent product upgrades and enhancements;

     .    changing customer requirements for new products and features; and

     .    multiple, competing and evolving industry standards.

          The introduction of software platforms that contain new technologies and the emergence of new industry standards could render our products less desirable or obsolete. In particular, we expect that changes in the Internet-based technology and digital media enabling technology will require us to rapidly evolve and adapt our products to be competitive. As a result, the life cycle of each release of our products is difficult to estimate. To be competitive, we will need to develop and release new products and software platform upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. We cannot be certain that we will successfully develop and market these types of products and software platform upgrades or that our products will achieve market acceptance. If we fail to produce technologically competitive products in a cost-effective manner and on a timely basis, our business and results of operations could suffer materially.

     We will need to raise additional capital that may not be available to us.

          We currently believe that our existing capital resources, combined with the net proceeds of this offering, will be sufficient to meet our presently anticipated cash requirements for at least the next 12 months. However, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to expand our sales and marketing efforts, further develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any of these events could have a material adverse effect on our business and results of operations. If additional capital is raised through the issuance of equity securities, our stockholders' percentage ownership of the common stock will be reduced and our stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of our stockholders. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

     Our revenues and operating results are subject to significant fluctuations and our stock price may fall if we fail to meet the expectations of the public market.

          Our revenues and operating results will likely vary significantly from period to period due to a number of factors, some of which are under our control, such as product enhancements by us, and many of which are outside our control, such as new product releases and product enhancements by our competitors. Customer orders may be deferred in anticipation of new product releases, product enhancements or upgrades by us or by our competitors. In addition, changes in the pricing policies or marketing efforts of our competitor and our response to these changes, which could include price reductions or increased marketing efforts by us, may cause significant fluctuations in our revenues and operating results. Based on these factors, we may fail to meet the expectations of the public market in any given period and our stock price would likely be materially adversely affected.

     We may be unable to adjust expenses in a timely manner to compensate for revenue shortfalls.

          Our expense levels are fixed and based, in part, on our expectations of future sales. We may be unable to adjust spending in a timely manner to compensate for any sales shortfall. A significant portion of our expenses include minimum payments for licensed technology under licensing agreements, payment obligations under non-cancellable lease arrangements, rent and other payments that are fixed and do not vary with revenues. We plan to increase our operating expenses to:

     .    expand our sales and marketing efforts;

     .    fund greater levels of product development and engineering;

     . expand and increase the number of our relationships with strategic partners; and

     .    broaden our customer support capabilities.

          Any delay in generating revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. If we fail to generate sufficient sales or if our sales are below expectations, operating results are likely to be materially adversely affected.

     The demand for our software platform is dependent on our ability to support key industry standards and access to enabling technologies.

          The demand and acceptance of our product is dependent upon our ability to support a wide range of industry standards such as those used for streaming media and Internet browsing and access to key enabling technologies. These key technologies include a Web browser under license from Opera Software A/S. If we were to lose our rights to this Web browser or any other key technology incorporated into our products, we may be required to devote significant time and resources to replace such browser or other key technologies. This could in turn be costly, result in the unavailability or delay the release of our products, and would materially adversely affect our business and operating results. We also license other enabling technologies for inclusion in our product, such as third party compression and decompression algorithms known as "codecs." We may be unable to license these enabling technologies at favorable terms or at all which may result in lower demand for our products.

     In our effort to increase market acceptance for our products, we may forego near-term revenue by providing our products at little or no cost to potential customers.

          In an attempt to increase the market acceptance of our software platform, we have recently announced that a version of BeOS will be made available to end users for free. In the future, we may decide to continue to forego immediate revenue potential by providing other versions of BeOS at little or no cost. We may also forego near-term revenue potential in the Internet appliances market by providing BeIA to developers and manufactures at little to no cost. Customers, whether end-users or the developers or manufacturers of Internet appliances, may be unwilling to pay for any upgrades or enhanced versions of our products. Our decision to forego near-term revenue in expectation of increasing the users and adopters of our software platform may not yield any increase or sustainable market acceptance for our products and may not result in any future revenues. In addition, we may reduce prices in response to competitive factors or to pursue new market opportunities.


     Our success depends upon availability of third party applications that operate on our software platform.

          Demand and market acceptance for our products will depend upon the availability of an increasing number of third party applications that operate on our software platform. These applications include video and audio editing, 3D games, creative audio and video content development and manipulation, and personal productivity applications.

          In part to encourage the development of an increasing number of applications that operate on our software platform and to increase market acceptance for our products, we have announced that a version of BeOS will be made available for personal use at no charge. However, providing a version of BeOS to end-users for free may not result in any significant increase in the number of BeOS users and third party developers, which are generally under no obligation to develop applications based on our software platform, may not increase their development of applications that run on our products. A developer's decision to write applications for our software platform is based in part on the perception and analysis of the relative technical, financial and other benefits of developing applications for our platform versus writing applications for more popular operating systems such as Microsoft's Windows, Apple's Mac OS, Palm OS, or Linux. If we fail to attract a sufficient number of application developers who develop and market successful applications on out software platform, the demand for our products and our business will suffer. Moreover, any delay or unsuccessful release of third party applications could have a material adverse effect on our business and results of operations.


     Our success is dependent on the continued growth and improvement of the Internet and adoption of Internet appliances.

          Our future success depends on the continued growth of and reliance by consumers and businesses on the Internet, particularly in the Internet appliance market. Use and growth of the Internet will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet. The use and growth of the Internet will also depend on the number and quality of products and services designed for use on the Internet. Because use of the Internet as a source of information, products and services is a relatively recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for commercial use of the Internet will continue to develop and expand. Either Internet use patterns may decline as the novelty of the medium recedes or the quality of products and services offered online may not support continued or increased use.

          The rapid rise in the number of Internet users and the growth of electronic commerce and applications for the Internet has placed increasing strains on the Internet's communications and transmission infrastructure. This could lead to significant deterioration in transmission speeds and the reliability of the Internet as a commercial medium and could reduce the use of the Internet by businesses and individuals. The Internet may not be able to support the demands placed upon it by this continued growth. Any failure of the Internet to support growth due to inadequate infrastructure or for any other reason would seriously limit its development as a viable source of commercial and interactive content and services. This could impair the development and acceptance of Internet appliances which could in turn materially adversely affect our business and prospects.


     We may be unable to expand our sales and support organization to increase sales and market awareness for our products.

          We must expand our sales and marketing efforts aimed at computer and consumer electronic companies, systems and hardware manufacturers, and Internet service and content providers. Without this increase we may be unable to increase sales and market acceptance of our software platform. This would require a sophisticated sales force and the commitment of significant financial resources on our part. Competition for qualified sales personnel is intense, especially those with an understanding of emerging Internet-based technologies and markets. We may not be able to hire the type and number of sales personnel that we require on a timely basis or at all.

          We will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of operating systems and Internet-based applications. If we cannot hire adequate numbers of qualified sales, marketing and customer service personnel, our business could suffer materially.


     We may be unable to manage any growth that we may experience.

          To succeed in the implementation of our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our products and product support capabilities especially those intended for the Internet appliance market, and implement effective planning and operating processes. To manage any anticipated growth we must:

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

          We anticipate that the average selling prices of our products will fluctuate and decrease in the future in response to a number of factors, including:

     .    competitive pricing pressures;

     .    rapid technological changes; and

     .    sales discounts.

          We also anticipate that the average selling price of our products will decrease as we market our products to Internet appliance developers and manufacturers. Therefore, to maintain or increase our gross margins, we must develop and introduce new products and product enhancements on a timely basis. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. If our average selling prices decline more rapidly than our costs, our gross margins will decline, which could seriously harm our business and results of operations.


     We are dependent on third party development tools.

          We are dependent on development tools provided by a limited number of third party vendors. Development tools are software applications that assist programmers in the development of applications. Together with our application developers, we primarily rely upon software development tools provided by Cygnus Solutions and Perforce Software. Cygnus Solutions was recently acquired by Red Hat Software, one of our competitors. If we lose access to these development tools or if Cygnus or Perforce fail to support or maintain these development tools, we will either have to devote resources to maintain and support the tools ourselves or transition to another vendor. Any maintenance or support of the tools by us or the transition could be costly, time consuming, could delay our product release and upgrade schedule, and could delay the development and availability of third party applications used on our products. Failure to procure the needed software development tools or any delay in the availability of third party applications could negatively impact our ability and the ability of third party application developers to release and support our software platform and the applications that run on it. These factors could negatively and materially affect the acceptance and demand for our products, our business and prospects.

     We depend on key personnel and attracting qualified employees for our future success.

          Our success depends to a significant degree upon the continued contributions of our executive management team, including our co-founders Jean-Louis Gassee, our Chief Executive Officer and Steve Sakoman, our Chief Operating Officer, and other senior level financial, technical, marketing and sales personnel. The loss of these or other members of our senior management team could have a material adverse effect on our business and results of operations.

     As of December 31, 1999, we had 105 employees. We anticipate that the number of employees may increase during the next 12 months as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support growing operations. Competition for qualified employees is intense. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.


     Product defects may harm our business and reputation.

          Computer operating systems, such as our products, frequently contain errors or bugs. We have detected and may continue to detect errors and product defects in connection with new releases and upgrades of our operating system and related products. Despite our internal testing and testing by current and potential customers, errors may be discovered after our products or related software and tools are installed and used by customers. These errors could result in reduced or lost revenue, delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business and results of operations.

          Our products must successfully integrate with products from other vendors, such as third party software applications and computer hardware. As a result, when problems occur in an Internet appliance, a personal computer or any other device or network using our products, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the reduction or loss of market acceptance of our products, and any necessary product revisions may force us to incur significant expenses. The occurrence of these problems could materially adversely affect our business and results of operations.


     Our success depends on our ability to protect and enforce our proprietary rights.

          Our success depends significantly on our ability to protect our proprietary rights to technologies used in our products. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. To date, we have no patents and existing copyright laws afford only limited protection for our software. A substantial portion of our sales are derived from the licensing of products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite any measures taken to protect our proprietary rights, attempts may be made to copy aspects of our software platform or to obtain and use information that we regard as proprietary which could harm our business. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as U.S. laws. Finally, our competitors may independently develop similar technologies. The loss or misappropriation of any material trademark, trade name, trade secret or copyright could have a material adverse effect on our business and results of operations.

          The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. For example, we may be inadvertently infringing on a patent. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware upon which will be infringing when it issues in the future. Although we do not believe that our products infringes on the rights of third parties, third parties may still assert infringement claims against us in the future and this could result in costly litigation and distraction of management. To address such patent infringement claims, we may have to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms or at all which could have a material adverse effect on our business and results of operations.

     We face risks relating to our online operations.

          A significant barrier to widespread use of electronic commerce sites, such as our BeDepot.com Web site, is concern regarding the security of confidential information transmitted over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of online services, especially as a means of conducting commercial transactions. Our failure to prevent any security breaches may have a material adverse effect on our business and results of operations.

          Despite our efforts to protect the integrity of our Web site and products sold on it, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage to our reputation. Any such action could negatively affect our customers' willingness to engage in online commerce with us. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. If any compromise of our security were to occur, it could materially adversely affect our reputation and business.


     Our stock  price is highly volatile.

          The trading price of our common stock has fluctuated significantly and has ranged from $3.25 to $39.5625 over the past 9 months since our initial public offering in July 1999. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

     . announcement by us or our competitors of significant strategic partnerships, joint ventures, significant contracts, or acquisitions, or rumors to that effect;

     . announcement by us of loss of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

     . news and announcements relating to the ongoing antitrust actions involving Microsoft;

     . announcements by us or our competitors concerning software errors or delays in product releases;

     . availability of key software applications developed for our products or our competitor's products; and

     .    changes in financial estimates by securities analysts.

          Specifically, certain market segments such as the computer software industry have experienced dramatic price and volume fluctuations from time to time. These fluctuations may or may not be based upon any business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely.

          In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and diversion of management attention and resources, all of which could materially harm our business and results of operation.


     Our Amended and Restated Certificate of Incorporation, bylaws, Delaware law and change of control agreement with some of our key employees contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock.

          Our Amended and Restated Certificate of Incorporation grants our board of directors the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our Amended and Restated Certificate of Incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

          We have entered into a Change of Control Agreement with each of our officers and some of our other key employees. These agreements provide that, among other things, if an employee is terminated without cause or otherwise resigns for good reason during the period starting six months prior to the date of a change of control and ending eighteen months following our change of control, then the employee shall be entitled to a severance payment, and the acceleration and immediate exercisability of all unvested options. These provisions may discourage a third party from acquiring us.


     Future sales of our common stock may depress our common stock price.

          The market price of our common stock could drop as a result of sales of a large number of shares of common stock in the market or in response to the perception that sales of large number of shares could occur. No prediction can be made about the effect that future sales of common stock will have on the market price of such shares.


  We may engage in acquisitions that may harm our results, dilute our stockholders and cause us to incur debt or assume contingent liabilities.

          As part of our business strategy, we may make investments in complementary companies, products or technologies that we believe would be advantageous to the development of our business. While we currently have no formal discussions, agreements or negotiations underway with respect to any such acquisition, we may acquire businesses, products or technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may be required to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.


ITEM 2.   PROPERTIES

          Our principal administrative, marketing and research and development facility is located in approximately 26,829 square feet of space in Menlo Park, California. This facility is leased through February 2002. We also lease approximately 2,184 square feet in Paris, France to focus on channel distribution, sales to OEMs and recruitment. This facility is leased through March 2001.


ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

     Our common stock is traded on the NASDAQ National Market ("NNM") under the symbol "BEOS." Public trading of the common stock commenced on July 20, 1999. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the NNM. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Quarter Ended                                      High      Low
-------------                                      ----      ---
September 30, 1999...........................     $10.93    $ 5.87
December 31, 1999............................     $39.56    $ 3.28

January 1, 2000 through February 29, 2000....     $27.69    $11.88

     On February 29, 2000, the closing price of the common stock on the Nasdaq National Market was $ 14.75 per share.

Stockholders

     As of February 29, 2000, we had approximately 280 record holders of our common stock.

Dividend Policy

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     (1) On November 15, 1999, we sold 113,755 shares of our common stock to 1 stockholder pursuant to exercises of warrants at an aggregate purchase price of $113,755. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D.

     (2) On December 23, 1999, we sold 59,791 shares of our common stock to 1 stockholder pursuant to exercises of warrants at an aggregate purchase price of $59,791. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of
          Section 4(2) and Regulation D.

     (3) On December 27, 1999, we sold 112,865 shares of our common stock to 1 stockholder pursuant to exercises of warrants at an aggregate purchase price of $404,057. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D.

ITEM 6.   SELECTED FINANCIAL DATA

     The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected financial information in conjunction with our Consolidated Financial Statements and related Notes and with "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                 1995        1996        1997        1998        1999
                                                               ---------   ---------   ---------   ---------   ---------
                                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues  ............................................     $      -     $     -    $     86    $  1,199    $  2,656
Cost of revenues (1)  ....................................            -           -          84       2,161       1,436
                                                               --------     -------    --------    --------    --------
Gross profit (loss)  .....................................            -           -           2        (962)      1,220
Operating expenses:
  Research and development  ..............................        2,268       3,039       4,422       5,792       7,812
  Sales and marketing  ...................................        1,558       2,711       4,032       4,496       8,900
  General and administrative  ............................          927       1,292       1,694       2,310       3,570
  Amortization of deferred stock
                                                                      -         955         867       3,881       6,233
    Compensation (3)  ....................................     --------     -------    --------    --------    --------

     Total operating expenses  ...........................        4,753       7,997      11,015      16,479      26,515
                                                               --------     -------    --------    --------    --------
Loss from operations  ....................................       (4,753)     (7,997)    (11,013)    (17,441)    (25,295)
Other income (expense), net  .............................          (24)        220         580         580         789
                                                               --------     -------    --------    --------    --------
Net loss  ................................................     $ (4,777)    $(7,777)   $(10,433)   $(16,861)   $(24,506)
                                                               ========     =======    ========    ========    ========
Net loss attributable to common stockholders  ............     $ (4,777)    $(7,902)   $(10,448)   $(18,423)   $(24,798)
                                                               ========     =======    ========    ========    ========

Net loss per common share--basic and
 Diluted (2)  ............................................     $(154.10)    $(10.85)     $(4.87)     $(5.80)     $(1.41)
                                                               ========     =======    ========    ========    ========
Shares used in per common share
                                                                     31         728       2,145       3,178      17,589
 Calculation--basic and diluted (2)  .....................     ========     =======    ========    ========    ========

                                                                                 As of December 31,
                                                                                 ------------------
                                                                  1995      1996       1997        1998        1999
                                                                --------   -------   ---------   ---------   --------
                                                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments  .........    $   340    $ 6,670   $    899    $ 11,648     $29,129
Working capital  ...........................................        401      6,222     (3,206)      9,702      26,740
Total assets  ..............................................      7,140      7,385      1,303      13,634      32,310
Mandatory redeemable convertible preferred stock  ..........          -     14,037     14,052      38,005           -
Total stockholders' equity (deficit)  ......................    $(1,215)   $ 6,467   $(16,978)   $(27,900)    $28,427

     (1) Our cost of revenues for the year ended December 31, 1998 includes a $1.2 million expense attributable to the write-off of capitalized costs relating to the acquisition of technology no longer useful to the development of BeOS.

     (2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common share--basic and diluted.


     (3) This expense relates to the amortization of deferred compensation which was recorded by us and which represents the difference between the deemed fair value of our common stock, as determined for accounting purposes and the exercise price of options at the date of grant. For the purposes of the financial statements, this expense was disclosed as being applicable to each line item as follows:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                1995    1996    1997     1998      1999
                                                                -----   -----   -----   -------   -------
                                                                             (in thousands)
Analysis of the amortization of deferred compensation:
  Research and development  ..............................      $  --   $ 371   $ 480    $1,747    $1,927
  Sales and marketing  ...................................         --     127     273       833     1,692
  General and administrative  ............................         --     457     114     1,301     2,614
                                                                -----   -----   -----    ------    ------
    Total amortization of deferred stock compensation  ...      $  --   $ 955   $ 867    $3,881    $6,233
                                                                =====   =====   =====    ======    ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FROM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR AMENDED REGISTRATION STATEMENT ON FORM S-1 (FILE No. 333-77855) AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS TITLED "RISK FACTORS" AND "BUSINESS"UNDER ITEM 1 IN THIS REPORT.



Overview

     Be was founded in 1990. We offer software platforms designed for Internet appliances and digital media applications. Our two software platforms are (i) BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances, and (ii) BeOS, our desktop operating system optimized for digital media applications. Prior to 1998, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS, our desktop operating system that was targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. In February of 2000, we announced the availability of BeIA, our software platform intended for the Internet appliances market.

     Our revenues to date have been primarily generated from the following sources: sale of BeOS to resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generate revenue by collecting commission from sales of third party software through our BeDepot.com Web site. In January 2000, we announced that we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced that a version of BeOS would be made available for personal use at no charge and a more fully featured version would only be available through third party publishers. We have very little or no influence over the marketing and promotional efforts of these third publishers and we may not generate any meaningful revenues from sales of BeOS through these publishers in the foreseeable future.

     We expect our future revenues to be primarily generated through royalty payments and service fees from developers and manufacturers of Internet appliances, and other systems and hardware manufacturers incorporating BeIA into their products. We do not expect the revenues, if any, from BeIA to offset the loss of revenues from sales of BeOS in the foreseeable future and, as previously announced, we expect that our revenues and cash flow for the future periods to be negatively impacted.

     Since adopting and incorporating BeIA as the software platform generally represents a significant product decision for developers and manufactures of Internet appliances and related systems and hardware, we expect longer sales cycle as we collaborate with and educate customers and partners on the use and
benefits of BeIA.   We expect our revenues in the future to be dependent in
large part upon the success of our customers' products using our BeIA platform. We have little or no influence over the development and marketing efforts of our customers. Our customers are generally under no minimum payment obligations of minimum purchase requirements. Our customers and partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our
software platform.   As a result, we have very limited ability to evaluate the
success of our partnership efforts and predict the realization or timing of any revenues. Similarly, in the desktop market, we are highly dependent on the
marketing efforts and success of our third party publishers.   We have little or
no influence over these publishers and which makes it difficult to predict the realization or timing of any revenues from BeOS.

     It has been our policy to defer revenues, in accordance with the provisions of software revenue recognition rules, from sales to distributors and resellers and we will apply such a policy in the future on sales of BeOS to publishers and other partners and on royalty payments and other fees received for licensing of BeIA to OEM's and other partners. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of December 31, 1999, we had $99,000 in deferred revenues, related to BeOS inventory at a distributor that had been reported as sold to end-users by the distributor subsequent to year end.

     Our cost of revenues consist primarily of the cost of packaging, software duplication, documentation, translation and product fulfillment. We use a third party fulfillment house to store, package and ship BeOS in retail channels. We also include in the cost of revenues the amortized costs relating to the license of third party technology used in the development of BeOS. In the future, we expect cost of sales to be mainly related to the licensing of third party technology.

     Our research and development expenses consist primarily of compensation and related costs for research and development personnel. We also include in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs include the cost of licensing technology that is incorporated into a product or an enhancement which is still in preliminary development and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. We expect that research and development expenses will increase substantially in the future as we further develop and enhance BeOS and develop new products including those intended for the Internet appliances market.

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

     In 1996 and 1997, we developed and shipped the "BeBox," a multiprocessor hardware platform installed with initial versions of BeOS. The BeBox was developed primarily for the purpose of promoting development of applications for BeOS. We shipped the BeBox to software developers who would then write applications to run on BeOS. When third party hardware platforms suitable for development of BeOS applications became available at the beginning of 1997, we stopped shipping the BeBox. We subsidized the cost of BeBoxes purchased by the development community. Cash received from developers resulting from shipment of BeBoxes was netted against the cost of manufacturing the BeBoxes, and the resulting expense was charged to sales and marketing.

     We expect our sales and marketing expenses to increase as we further promote awareness of our software platform, work on establishing new relationships with partners and hire new personnel. Sales and marketing expenses will also increase as we further develop and expand our relationships with existing and potential partners including expenses related to co-marketing programs.

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

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 53% and of total revenues for the year ended December 31, 1999. We have a subsidiary located in France to market and sell our software platform in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources and we cannot be certain that our investments in establishing offices in other countries will produce desired levels of revenues. While the majority of our international revenues are presently denominated in US dollars, we expect an increasing portion of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of December 31, 1999, we had recorded deferred compensation related to these options in the total amount of $16.6 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of option at the date of grant. Of this amount, $955,000 had been amortized in 1996, $867,000 amortized in 1997, $3.9 million in 1998 and $6.2 million in 1999. Future amortization of expense arising out of options granted through December 31, 1999 is estimated to be $3.1 million in 2000, $1.3 million in 2001, $342,000 in 2002 and $8,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.


Comparison of the Year ended December 31, 1999 to the Year Ended December 31,
1998

      Net Revenues.   Net revenues increased $1.5 million to $2.7 million for
the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. This increase is primarily attributable to higher shipments of BeOS as a result of the release of version R4.5 in June of 1999 and of the development of a reseller distribution channel in 1999, and to the recognition of approximately $254,000 of revenue previously reserved under the R4.5 free upgrade program which ended in November of 1999.

     Cost of Revenues.   Cost of revenues decreased $725,000, or 34%, to
$1,436,000 for the year ended December 31, 1999 from $2.2 million for the year ended December 31, 1998. The cost of revenues for the year ended December 31, 1998 includes a charge of $1.2 million relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

     Research and Development. Research and development increased $2.0 million, or 35%, to $7.8 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. The net increase is primarily attributable to an increase in personnel costs and in licensing costs. Personnel expenses increased by approximately $1.3 million and included a one-time charge of approximately $145,000 related to the grant of immediately vested stock options and the acceleration of vesting of stock options previously issued to an employee.

     Sales and Marketing. Sales and marketing increased $4.4 million, or 98%, to $8.9 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the costs relating to our third party developer programs including financial incentives in the form of partial funding of developers' costs and technical support provided to developers. Sales and marketing expenses also increased due to the amortization of purchased technology related to the acquisition in the second quarter 1998 of StarCode, a software development company. In 1999, sales and marketing expenses also increased due to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in June of 1999.

     General and Administrative. General and administrative expenses increased $1.2 million, or 55%, to $3.6 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. This increase was primarily attributable to increases in professional services and related fees, increased personnel and related costs, to premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $2.4 million, or 61%, to $6.2 million for the year ended December 31, 1999, from $3.9 million for the year ended December 31, 1998. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

     Other Income (Expense), Net. Net other income increased $209,000, or 36%, to $789,000 for the year ended December 31, 1999, from $580,000 for the year ended December 31, 1998. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

     Net Revenues. Net revenues increased $1.1 million to $1.2 million for the year ended December 31, 1998 from $86,000 for the year ended December 31, 1997. The increase is attributable to sales of the version of the BeOS targeted primarily to end users. During 1998, we established a distribution channel of resellers to distribute BeOS to end users. As a result of sales to this channel, sales in Asia accounted for approximately 37% of our net revenues for the year ended December 31, 1998.


     Cost of Revenues. Cost of revenues increased $2.1 million to $2.2 million for the year ended December 31, 1998 from $84,000 for the year ended December 31, 1997. Our cost of revenues for the year ended December 31, 1998 include $1.2 million attributable to a one-time, non-cash write-off of costs relating to acquisition of technology which was used with BeOS. This write-off relates to the cost of licensing a development tool which compiled software for use in versions of BeOS for two microprocessor architectures. However, the performance characteristics of this tool on one of the microprocessor architectures did not meet its requirements as a development tool for BeOS on this architecture. In addition, the manufacturer of systems based on the other microprocessor architecture announced that it would not release details of any of its future systems. As a result, the cost of licensing this technology was no longer recoverable from future forecasted revenues and a $1.2 million non-cash write-off was taken.

     Research and Development. Research and development expenses increased $1.4 million, or 31%, to $5.8 million for the year ended December 31, 1998 from $4.4 million for the year ended December 31, 1997. The increase is primarily attributable to hiring of additional research and development personnel and increased costs of licensing third party technology used in the development of BeOS.

     Sales and Marketing. Sales and marketing expenses increased $464,000, or 12%, to $4.5 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997. The increase is primarily attributable to hiring additional sales and marketing personnel in advance of the first version of BeOS targeted primarily to end-users. The increase in sales and marketing is also attributable to amortization of purchased technology related to the acquisition of StarCode and costs relating to establishing our developer programs, including technical and financial incentives to third party developers. In May 1998, we purchased StarCode for $567,000 in cash. The cost of the StarCode acquisition was capitalized and is amortized as purchased Web site technology and will be expensed through the end of 1999. Amortization expense related to the acquisition of StarCode for the year ended December 31, 1998 was $242,000.

     General and Administrative. General and administrative expenses increased $616,000, or 36%, to $2.3 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997. The increase was primarily attributable to an increase in professional services and legal fees relating to various licensing and technology acquisition activities, expansion of our leased facilities, and hiring of additional administrative personnel.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $3.0 million to $3.9 million in 1998 from $867,000 in 1997. These amounts represent the allocated portion of difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants, and non-employee directors.

     Other Income (Expense), Net. We had net other income of $580,000 for each of the years ended December 31, 1998 and December 31, 1997. The other income in 1998 was primarily attributable to $650,000 in net interest income generated by the investment of proceeds from the sale of Series 2 Preferred Stock in 1998, as compared to $89,000 in net interest income for the year ended December 31, 1997. We also realized income of $550,000 in 1997 related to a feasibility study we performed for a third party.

Selected Quarterly Results of Operations

     The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 1999. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited financial statement and the attached notes. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                          Quarter Ended
                                                                          -------------
                                 March 31,    June 30,    September 30,   December 31,   March 31,    June 30,    September 30,
                                    1998        1998          1998            1998          1999        1999          1999
                                 ----------   ---------   -------------   ------------   ----------   ---------   -------------
Net revenues  ..................   $    64     $   602         $   226        $   307      $   309     $   537         $   775
Cost of revenues  ..............       143       1,620              99            299           85         239             372
                                   -------     -------         -------        -------      -------     -------         -------
Gross profit (loss)  ...........       (79)     (1,018)            127              8          224         298             403
Operating expenses:
  Research and
    development  ...............     1,075       1,951           1,270          1,496        1,887       1,783           2,004
  Sales and marketing  .........       856       1,027             887          1,726        1,754       2,587           2,179
  General and
    administrative  ............       451         678             549            632          864         694             961
  Amortization of deferred
    stock compensation  ........       537       1,078           1,097          1,169        1,666       1,713           1,597
                                   -------     -------         -------        -------      -------     -------         -------
     Total operating
       expenses  ...............     2,919       4,734           3,803          5,023        6,171       6,777           6,741
                                   -------     -------         -------        -------      -------     -------         -------
Loss from operations  ..........    (2,998)     (5,752)         (3,676)        (5,015)      (5,947)     (6,479)         (6,338)
Other income (net)  ............        74         195             148            163          101          32             284
                                   -------     -------         -------        -------      -------     -------         -------
Net loss  ......................   $(2,924)    $(5,557)        $(3,528)       $(4,852)     $(5,846)    $(6,447)        $(6,054)
                                   =======     =======         =======        =======      =======     =======         =======

Net loss attributable to
 common stockholders  ..........   $(2,990)    $(5,654)        $(3,625)       $(6,154)     $(5,979)    $(6,578)        $(6,082)
                                   =======     =======         =======        =======      =======     =======         =======

                                       December 31,
                                           1999
                                       -------------
Net revenues  ..................        $ 1,035
Cost of revenues  ..............            740
                                        -------
Gross profit (loss)  ...........            295
Operating expenses:
  Research and
    development  ...............          2,138
  Sales and marketing  .........          2,380
  General and
    administrative  ............          1,051
  Amortization of deferred
    stock compensation  ........          1,257
                                        -------
     Total operating
       expenses  ...............          6,826
                                        -------
Loss from operations  ..........         (6,531)
Other income (net)  ............            372
                                        -------
Net loss  ......................        $(6,159)
                                        =======

Net loss attributable to
 common stockholders  ..........        $(6,159)
                                        =======

     In the first quarter of 1998, we released an enhanced version of BeOS. Sales of this version of BeOS, as well as the launch of our BeDepot.com Web site, which enabled customers to purchase BeOS directly from us, resulted in increased revenues of $602,000 for the second quarter of 1998.

     Our net revenues in the third quarter of 1998 decreased to $226,000 due to, we believe, potential customers deferring their purchases in anticipation of the release in fourth quarter of 1998 of the first version of BeOS targeted primarily to end users. In December 1998, we released version 4.0, the first version of BeOS targeted primarily to end users and had revenues of $307,000 in the quarter that ended December 31, 1998. Net revenues in the fourth quarter were net of $332,000 in deferred revenues relating to sales made to distributors and resellers and revenue which was deferred due to free upgrades provided to retail customers who purchased the version 4.0 of BeOS. Revenues deferred from sales to resellers and distributors are generally recognized when we have evidence that our product has been sold by the reseller or distributor to end users. For example, when we receive confirmation from the reseller or distributor of the sale to the end user. Revenues deferred due to free product upgrades are recognized when BeOS upgrades are shipped. Net revenues increased slightly to $309,000 for the first quarter of 1999. We recorded deferred revenue of $355,000 in the first quarter of 1999 relating to shipments to resellers and distributors and free upgrades of BeOS for retail purchasers of BeOS. Our first quarter 1999 net revenues included $125,000 of revenues related to a distributor, which were previously deferred and which were recognized by confirmation of sales by the distributor to end users.

     For the second and third quarter of 1999, net revenues increased primarily due to the release of version R4.5 in June of 1999 and the development of our reseller distribution channel. In the fourth quarter of 1999, we recognized approximately $254,000 in revenue previously reserved under the R4.5 free upgrade program, following the end of this program in November of 1999. In January of 2000, we announced that we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced that a version of BeOS would be made available for personal use at no charge. Sales of BeOS have been our primary source of revenue in the past. We may not generate any meaningful revenues from sales of BeOS in the foreseeable future. We do not expect the revenues, if any, from BeIA to offset the loss of revenues from sales of BeOS in the foreseeable future and we expect that our revenues and cash flow for the future periods to be negatively impacted.

     Amortization of licensed or acquired technology in the amount of $113,000 was charged in the first quarter of 1998. In the second quarter of 1998, we amortized $157,000 of costs relating to licensed technology and wrote-off $1.2 million of costs relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

     Quarterly fluctuations in sales and marketing expenses relate primarily to increased sales and marketing personnel and related costs, attendance at trade shows and costs relating to our developer programs. Sales and marketing expenses may fluctuate in the quarter as we increase our advertising and promotional efforts prior to product releases and upgrade introductions and participate in various trade shows and developer conferences. Our sales and marketing expenses in the second quarter of 1998 increased primarily due to additional sales and marketing personnel and related costs, increased costs relating to trade show attendance, and costs of establishing our third party developer programs. In the second quarter of 1998, we began amortizing the acquisition costs of purchased Web site technology from the acquisition of StarCode. In the second quarter of 1999, sales and marketing expenses increased as a result of increased costs relating to our third-party developer programs and expenses relating to the launch of new marketing programs including those related to the launch of version R4.5 of BeOS in June of 1999.

     Quarterly fluctuations in research and development expenses relate primarily to costs associated with increased personnel and related costs and the costs of licensing technology used for development of BeOS. Research and development expenses increased in the second quarter of 1998 primarily due to the costs of licensing software tools used in the development of BeOS.

     Our quarterly and annual operating results will likely vary significantly from quarter to quarter in the future due to a number of factors, many of which are outside our control, including:

     .    demand for and acceptance of our software platform;

     . success of products and services incorporating our software platform offered by Internet appliance developers and manufacturers, system and hardware manufacturers and Internet service and content providers;

     . success of the marketing and promotional efforts of our third party publishers for the commercial version of BeOS;

     . ability to attract and retain key strategic partners, including OEMs and third party technology providers;

     . new product releases and product enhancements by us and our competitors;

     .    delays and defects in our products;

     . changes in our pricing policies or the pricing policies of our competitors;

     .    the mix of domestic and international sales;

     . risks inherent in international operations, including foreign currency fluctuations;

     .    potential acquisitions and integration of technology or businesses;
          and

     . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

     Any one or all these factors could materially adversely affect our business and results of operations.


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments increased approximately $17.5 million to $29.1 million at December 31, 1999, from $11.6 million at December 31, 1998. This increase is primarily attributable to the proceeds of our initial public offering, net of amounts used to fund operations.

     Cash used in operating activities increased $6.1 million to $16.0 million for the year ended December 31, 1999 as compared to $9.9 million for the year ended December 31, 1998. This increase is primarily attributable to the increase in net loss during the year ended December 31, 1999.

     Cash used in investing activities increased approximately $6.4 million to $16.9 million for the year ended December 31, 1999 as compared to $10.3 million for the year ended December 31, 1998. This increase is primarily attributable to net purchases of short-term investments in the year ended December 31, 1999 following our initial public offering. In 1998, we had purchased short-term investments following the sale of Series 2 convertible preferred stock.

     Cash provided by financing activities for the year ended December 31, 1999 was approximately $36.0 million, which represents a $13.1 million increase in cash provided by financing activities from the year ended December 31, 1998 of $22.9 million. This increase is primarily attributable to the net proceeds of $35.3 million received from our initial public offering. The net proceeds from the sale of our Series 2 convertible preferred stock in the year ended December 31,1998 amounted to approximately $20.2 million.

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period. In January of 2000, we announced that we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced that a version of BeOS would be made available for personal use at no charge and a commercial version will be made available only through third party publishers. Sales of BeOS have been our primary source of revenue in the past. We have little or no influence over the marketing and promotional efforts of third party publishers and their success, and we may not generate any meaningful revenues from sale of BeOS in the future through these publishers.

     We do not expect the revenues, if any, from BeIA to offset the loss of revenues from sales of BeOS in the foreseeable future. We expect our revenues and cash flow for the future periods to be negatively impacted as a result of providing a version of BeOS for free. In July 1999, we completed the initial public offering of our common stock and raised approximately $32.2 million in net cash proceeds. We raised an additional $3.1 million in net proceeds in August 1999 upon the underwriters' exercise of their over-allotment option. The proceeds of the initial public offering are and will be used for working capital and general corporate purposes, including any expansion of our sales and marketing efforts, increases in research and development activities, and licensing and acquisition of new technologies. Since inception, we have experienced losses and negative cash flow from operations and expect to continue to experience significant negative cash flow in the foreseeable future. In addition, in the future, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, if and when needed, we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations.


Item 7A.  Quantitative and qualitative disclosures about market risk

     We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

     The table below presents principal amounts by expected maturity (in thousand U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio as at December 31, 1999.

                                                                      2000     Thereafter       Total
                                                                     -------   ----------     ---------
  Federal Government Obligations  ..............................     $ 4,443      $ --         $ 4,443
    Weighted Average Interest Rate  ............................        5.52%       --            5.52%
  Corporate Debt Obligation  ...................................     $18,186        --         $18,186
    Weighted Average Interest Rate  ............................        6.36%       --            6.36%
                                                                     -------      ----         -------
  Total Portfolio, excluding equity securities   ...............     $22,629      $ --         $22,629
                                                                     =======      ====         =======

Recent Accounting Pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognized revenue for multiple element arrangements by means of the "residual method" when:

     . there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting;

     . VSOE of fair value does not exist for one or more of the delivered elements; and

     . all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE) of the fair value of each delivered element are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies and do not expect any material impact from it's application.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the second quarter of the fiscal year ended December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters of all fiscal years beginning after June 15, 2000. We are currently evaluating the impact of the requirements of SFAS 133 and the effects if any on our financial statements and do not expect any material impact from its application. We do not currently hold derivative instruments or engage in hedging activities.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent accountants appears on pages F-1 through F-26 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the "Proxy Statement"), no later than 120 days after the end of our fiscal year (December 31,1999). Our executive officers and their ages as of February 29, 2000 are as follows:


Name                                       Age   Position
-------------------------------------      ---   ---------------------------------------------------------------------
Jean-Louis F. Gassee  ................     55    President, Chief Executive Officer and Director
Steve M. Sakoman  ....................     46    Chief Operating Officer, General Manager - Web appliance business and
                                                 Chief Technical Officer
Albert Lombardo  .....................     56    Vice President, Finance and Accounting

     Jean-Louis F. Gassee co-founded Be in 1990 and has served as our President, Chief Executive Officer and Chairman of the Board since October 1990. Prior to forming Be, Mr. Gassee was associated with Apple Computer, Inc. for ten years serving in numerous capacities including President of Apple Products, the R&D and Manufacturing division of Apple. Prior to joining Apple Computer, Inc., Mr. Gassee was President and General Manager of the French subsidiary of Exxon Chemical Company. He also held several management positions with Data General Corporation, including Chief Executive Officer of Data General for France and Director of Product Marketing for Europe. Mr. Gassee serves as a director of several private and publicly traded companies. Mr. Gassee serves as a director of 3Com Corporation, Electronics for Imaging, Inc., Logitech International S.A., and VirtualFund.com, Inc. Mr. Gassee holds an M.A. of Science from the Faculty of Sciences (France).

     Steve M. Sakoman co-founded Be in 1990 and has served as our Vice President, Engineering and Chief Technical Officer since August 1996 and most recently as our Chief Operating Officer and General Manager, Web appliance business. From 1994 to 1996, Mr. Sakoman served in various management positions at SGI, including Director of Consumer Technology. Prior to forming Be, Mr. Sakoman served as Director of Macintosh and Apple II Development for Apple from 1985 until 1987 and Director of Newton Development from 1987 to 1990. Mr. Sakoman has also held various management positions at the Hewlett-Packard Company. Mr. Sakoman has also served as a consultant and contract designer for the consumer electronics industry in the area of home theater sound systems. Mr. Sakoman holds a B.S. in Computer Engineering from Case Western Reserve University.

     Albert Lombardo, our Vice President, Finance and Accounting, joined Be as our Corporate Controller in 1995, bringing with him over 20 years of financial management experience. From December 1993 to March 1995, Mr. Lombardo served as Corporate Treasurer for Asante Technologies, Inc., a company that specializes in computer networking products. Prior to that, from February 1990 to October 1991. Mr. Lombardo was Corporate Treasurer of Vitalink. Mr. Lombardo managed benefits and stock administration for Intel Corporation. He has also held controller positions with Bimillenium, Baron Data and Southern Pacific. Mr. Lombardo has an M.B.A. from Golden Gate University and BS in Accounting from the University of Illinois at Chicago.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

     The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

     (2)  Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts is filed on page F-26 of this Report on Form 10-K.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14 (a) (2), respectively, is filed on page F-2, of this Report on Form 10-K.

     (3)  Exhibits

Exhibit
Number                     Description of Document
-------                    -----------------------

3.1*      Amended and Restated Certificate of Incorporation
3.2*      Bylaws
4.1*      Form of Common Stock Certificate
4.2* Form of Warrant to purchase an aggregate of up to 1,046,102 shares of common stock issued in connection with the Series 1 convertible preferred stock financing
4.3* Warrant to purchase up to 1,538,462 shares of common stock, dated December 23, 1998, issued by Be Incorporated to Intel Corporation
4.4*      Amended and Restated Investors' Rights Agreement, dated February 4,
          1998
10.1* Form of Indemnity Agreement entered into between the Company and its directors and officers
10.2.1*   1992 Stock Option Plan
10.2.2*   Form of 1992 Stock Option Agreement
10.3.1*   1999 Equity Incentive Plan
10.3.2*   Form of 1999 Equity Incentive Plan Stock Option Agreement
10.3.3*   Form of 1999 Stock Option Grant Notice
10.4.1*   Employee Stock Purchase Plan
10.4.2*   Form of Employee Stock Purchase Plan Offering
10.5.1*   Non-Employee Directors' Stock Option Plan
10.5.2*   Form of Nonstatutory Stock Option
10.6.1* Office Lease dated June 24, 1994, by and between Menlo Station Development and the Company
10.6.2* Amendment to Office Lease, dated April 10, 1997, by and between Menlo Station Development and the Company
10.7* Employment Agreement, dated June 22, 1998, by and between the Company and Wesley S. Saia
10.8* Employment Agreement, dated March 12, 1999, by and between the Company and Roy Graham
10.9* Employment Agreement, dated October 9, 1998, by and between the Company and Jean R. Calmon
10.10* Stock Purchase Agreement, dated as May 1, 1998, by and among StarCode Software, Inc., the Stockholders of StarCode Software, Inc., and Be Incorporated
10.11*+ Software Distribution Agreement, dated November 5, 1998 by and between the Company and Plat'Home Co. Ltd.
10.12     Form of Change in Control Agreement
21.1*     List of Subsidiaries

23.1      Consent of PricewaterhouseCoopers LLP, independent accountants
24.1      Power of Attorney (see signature page)
27.1      Financial Data Schedule
_______________________

* Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-77855)
+ Confidential Treatment has been granted with respect to certain portions of this agreement.


(b)  Reports on Form 8-K

     None

(c)  Exhibits

     See Item 14 (a) (3) above.

(d)  Financial Statement Schedules

     See Item 14 (a) (2) above.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on March 30, 2000.


                                        Be Incorporated


                                       By:  /s/ Jean-Louis F. Gassee
                                            ------------------------------------
                                       Name:    Jean-Louis F. Gassee
                                       Title:   President, Chief Executive
                                                Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Louis F. Gassee and Albert A. Lombardo and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign all amendments to this Form 10-K and to file this Form-10K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or their substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                   Title(s)                                     Date
---------                                   --------                                     ----
/s/   Jean-Louis F. Gassee                  President, Chief Executive Officer and       March 30, 2000
----------------------------------          Director
      Jean-Louis F. Gassee

/s/   Albert A. Lombardo                    Vice President, Finance and Accounting       March 30, 2000
----------------------------------
      Albert A. Lombardo

/s/   Christian E. Marchandise              Director                                     March 30, 2000
----------------------------------
      Christian E. Marchandise

/s/   Barry M. Weinman                      Director                                     March 30, 2000
----------------------------------
      Barry M. Weinman

/s/   Garrett P. Gruener                    Director                                     March 30, 2000
----------------------------------
      Garrett P. Gruener

/s/   Stewart Alsop                         Director                                     March 30, 2000
----------------------------------
      Stewart Alsop

/s/   William F. Zuendt                     Director                                     March 30, 2000
----------------------------------
      William F. Zuendt

/s/   Andrei M. Manoliu                     Director                                     March 30, 2000
----------------------------------
      Andrei M. Manoliu

1.   Index to Consolidated Financial Statements

     The following financial statements are filed as part of this Report:

Report of Independent Accountants......................................    F-2

Consolidated Balance Sheets............................................    F-3

Consolidated Statements of Operations..................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)..............    F-5

Consolidated Statements of Cash Flows..................................    F-6

Notes to Consolidated Financial Statements.............................    F-7

2.   Index to Financial Statement Schedules

     The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial
     Statements:

Schedule
--------
  II      Valuation and Qualifying Accounts............................    F-26

                       Report of Independent Accountants

To The Board of Directors and Stockholders of
Be Incorporated:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Be Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
San Jose, California
January 19, 2000

                                BE INCORPORATED

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                                        December 31,
                                                                                            -------------------------------------
                                                                                                  1999                1998
                                                                                            -----------------   -----------------
Assets
Current assets:
   Cash and cash equivalents.............................................................           $  6,500            $  3,394
   Short-term investments................................................................             22,629               8,254
   Accounts receivable...................................................................                167                 477
   Prepaid and other current assets......................................................                730                 327
                                                                                                    --------            --------
      Total current assets...............................................................             30,026              12,452
Property and equipment, net..............................................................                562                 403
Purchased web site technology, net of amortization.......................................                 --                 303
Other assets, net of accumulated amortization............................................              1,722                 476
                                                                                                    --------            --------
      Total assets.......................................................................           $ 32,310            $ 13,634
                                                                                                    ========            ========

Liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
   Accounts payable......................................................................           $    860            $    576
   Accrued expenses......................................................................              1,550               1,094
   Technology license obligations, current portion.......................................                777                 688
   Deferred revenue......................................................................                 99                 392
                                                                                                    --------            --------
      Total current liabilities..........................................................              3,286               2,750
Technology license obligations, net of current portion...................................                597                 779
                                                                                                    --------            --------
      Total liabilities..................................................................              3,883               3,529
                                                                                                    --------            --------

Commitments (Note 6)

Mandatorily redeemable convertible preferred stock $0.001 par value:
 Shares authorized: none in 1999 and 22,500,000 in 1998
 Shares issued and outstanding: none in 1999 and 22,498,874 in 1998......................                 --              38,005
                                                                                                    --------            --------

Stockholders' Equity (Deficit):
   Preferred stock, $.001 par value:
     Shares authorized: 2,000,000 in 1999 and none in 1998
     Shares issued and outstanding: none
   Common stock, $.001 par value:
     Shares authorized: 78,000,000 shares in 1999 and 57,500,000 in 1998
     Shares issued and outstanding: 34,692,415 in 1999 and 5,094,757 in 1998.............                 35                   5
Additional paid-in capital...............................................................            106,322              25,302
Deferred stock compensation..............................................................             (4,690)             (4,490)
Accumulated deficit......................................................................            (73,223)            (48,717)
Accumulated other comprehensive loss.....................................................                (17)                 --
                                                                                                    --------            --------
      Total stockholders' equity (deficit)...............................................             28,427             (27,900)
                                                                                                    --------            --------
      Total liabilities, mandatorily redeemable preferred stock and stockholders'
       equity (deficit)...............................................................              $ 32,310            $ 13,634
                                                                                                    ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                     Consolidated Statements of Operations
                   (in thousands, except  per share amounts)


                                                                                  Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                          1999              1998             1997
                                                                    ----------------   --------------   ---------------
Net revenues......................................................         $  2,656         $  1,199          $     86
Cost of revenues..................................................            1,436            2,161                84
                                                                           --------         --------          --------
Gross profit (loss)...............................................            1,220             (962)                2
Operating expenses:
  Research and development, excluding amortization of deferred stock compensation of $1,927 in 1999, $1,747 in 1998 and $480
   in 1997........................................................            7,812            5,792             4,422
  Sales and marketing, excluding amortization of deferred stock
   compensation of $1,692 in 1999, $833 in 1998 and $273 in 1997..            8,900            4,496             4,032
  General and administrative, excluding amortization of deferred stock compensation of $2,614 in 1999, $1,301 in 1998 and $114
   in 1997........................................................            3,570            2,310             1,694
  Amortization of deferred stock compensation.....................            6,233            3,881               867
                                                                           --------         --------          --------
     Total operating expenses.....................................           26,515           16,479            11,015
                                                                           --------         --------          --------
Loss from operations..............................................          (25,295)         (17,441)          (11,013)
Interest expense..................................................             (138)            (159)              (75)
Other income and expenses, net....................................              927              739               655
                                                                           --------         --------          --------
Net loss..........................................................          (24,506)         (16,861)          (10,433)
                                                                           --------         --------          --------
Other comprehensive loss
   Unrealized losses on investments...............................              (17)              --                --
                                                                           --------         --------          --------
Comprehensive loss                                                         $(24,523)        $(16,861)         $(10,433)
                                                                           ========         ========          ========
Dividend related to beneficial
 conversion feature of preferred stock............................               --         $ (1,204)               --
Accretion of mandatorily
 redeemable convertible preferred stock..........................           $  (292)            (358)         $    (15)
                                                                            --------         --------          --------

Net loss attributable to common stockholders.....................          $(24,798)        $(18,423)         $(10,448)
                                                                           ========         ========          ========

                                                                           $  (1.41)          $(5.80)           $(4.87)
Net loss per common share--basic and diluted.....................          ========         ========          ========

Shares used in per common share
 calculation--basic and diluted..................................            17,589            3,178             2,145
                                                                           ========         ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

           Consolidated Statements of Stockholders' Equity (Deficit)
                     (in thousands, except  share amounts)



                                                               Common Stock       Additional      Deferred
                                                           --------------------     Paid-in         Stock       Accumulated
                                                             Shares      Amount     Capital     Compensation      Deficit
                                                           -----------   ------   -----------   -------------   ------------
Balance, January 1, 1997................................    4,570,040       $ 5     $ 13,548         $  (904)      $(20,219)
Issuance of common stock to director....................       50,000        --          177              --             --
Repurchase of common stock for cash.....................     (231,800)       --          (23)             --             --
Exercise of stock options...............................      185.000        --           19              --             --
Deferred stock compensation related to grants of
 stock options..........................................           --        --        1,537          (1,537)            --
Cancellation of options.................................           --        --         (241)            241             --
Amortization of deferred stock compensation.............           --        --           --             867             --
Net loss................................................           --        --           --              --        (10,433)
Accretion of mandatorily redeemable convertible
 preferred stock........................................           --        --          (15)             --             --
                                                           ----------    ------     --------         -------    -----------
Balance, December 31, 1997..............................    4,573,240         5       15,002          (1,333)       (30,652)
Repurchase of common stock..............................     (248,700)       --          (25)             --             --
Exercise of stock options...............................      770,217                    206              --             --
Sale of option to purchase preferred stock
 and warrants to purchase common stock...................           --                  1,322              --             --
Exercise of option to purchase preferred stock
 and warrants to purchase common stock..................           --                 (1,322)             --             --
Issuance of warrants to purchase common stock...........           --        --        2,149              --             --
Deferred stock compensation related to grants of

 stock options..........................................           --        --        7,472          (7,472)            --
Cancellation of options.................................           --        --         (434)            434             --
Amortization of deferred stock compensation.............           --        --           --           3,881             --
Net loss................................................           --        --           --              --        (16,861)
Beneficial conversion feature related to issuance
 of preferred stock.....................................           --        --        1,204              --             --
Dividend related to beneficial conversion feature
 of preferred stock.....................................           --        --           --              --         (1,204)
Accretion of mandatorily redeemable convertible
 preferred stock........................................           --        --         (358)             --             --
Other...................................................           --        --           86              --             --
                                                           ----------    ------     --------         -------    -----------
Balance, December 31, 1998..............................    5,094,757         5       25,302          (4,490)       (48,717)
Repurchase of common stock..............................      (39,640)       --           (3)             --             --
Exercise of stock options...............................      294,548        --           65              --             --
Exercise of common stock warrants.......................      286,411         1          578              --             --
Deferred stock compensation related to grants of
 stock options..........................................           --        --        7,457          (7,457)            --
Cancellation of options.................................                              (1,024)          1,024
Amortization of deferred stock compensation.............           --        --           --           6,233             --
Compensation expense on grant of fully vested
 options................................................           --        --          662              --             --
Issuance of common stock for cash, net of
 issuance costs of $4,034...............................    6,557,465         6       35,303              --             --
Conversion of Mandatorily Redeemable
 Convertible Preferred Stock............................   22,498,874        23       38,274              --             --
Net loss................................................           --        --           --              --        (24,506)
Accretion of mandatorily redeemable convertible
 preferred stock........................................           --        --         (292)             --             --
Unrealized loss on investments..........................           --        --           --              --             --
                                                           ----------    ------     --------         -------    -----------
Balance, December 31, 1999..............................   34,692,415       $35     $106,322         $(4,690)      $(73,223)
                                                           ==========    ======     ========         =======    ===========

                                                            Accumulated
                                                               Other
                                                           Comprehensive
                                                                Loss          Total
                                                           --------------   ---------
Balance, January 1, 1997................................        --           $ (7,570)
Issuance of common stock to director....................        --                177
Repurchase of common stock for cash.....................        --                (23)
Exercise of stock options...............................        --                 19
Deferred stock compensation related to grants of
 stock options..........................................        --                 --
Cancellation of options.................................        --                 --
Amortization of deferred stock compensation.............        --                867
Net loss................................................        --            (10,433)
Accretion of mandatorily redeemable convertible

 preferred stock........................................        --                (15)
                                                           -------           --------
Balance, December 31, 1997..............................        --            (16,978)
Repurchase of common stock..............................        --                (25)
Exercise of stock options...............................        --                206
Sale of option to purchase preferred stock
 and warrants to purchase common stock...................        --              1,322
Exercise of option to purchase preferred stock
 and warrants to purchase common stock..................        --             (1,322)
Issuance of warrants to purchase common stock...........        --              2,149
Deferred stock compensation related to grants of
 stock options..........................................        --                 --
Cancellation of options.................................        --                 --
Amortization of deferred stock compensation.............        --              3,881
Net loss................................................        --            (16,861)
Beneficial conversion feature related to issuance
 of preferred stock.....................................        --              1,204
Dividend related to beneficial conversion feature
 of preferred stock.....................................        --             (1,204)
Accretion of mandatorily redeemable convertible
 preferred stock........................................        --               (358)
Other...................................................        --                 86
                                                            ------           --------
Balance, December 31, 1998..............................        --            (27,900)
Repurchase of common stock..............................        --                 (3)
Exercise of stock options...............................        --                 65
Exercise of common stock warrants.......................        --                579
Deferred stock compensation related to grants of
 stock options..........................................        --                 --
Cancellation of options.................................
Amortization of deferred stock compensation.............        --              6,233
Compensation expense on grant of fully vested
 options................................................        --                662
Issuance of common stock for cash, net of
 issuance costs of $4,034...............................        --             35,309
Conversion of Mandatorily Redeemable
 Convertible Preferred Stock............................        --             38,297
Net loss................................................        --            (24,506)
Accretion of mandatorily redeemable convertible
 preferred stock........................................        --               (292)
Unrealized loss on investments..........................     $ (17)               (17)
                                                             ------           --------
Balance, December 31, 1999..............................     $ (17)           $ 28,427
                                                            ======           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                               Year Ended December 31,
                                                                                         --------------------------------
                                                                                            1999         1998        1997
                                                                                         ----------   ----------   ------
Cash flows from operating activities:
Net loss................................................................................  $(24,506)    $(16,861)    $(10,433)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................................       966          855          156
  Loss on disposal of fixed assets......................................................        69           --           --
  Licensed technology used in research and development..................................       320        1,852           --
  Amortization of discount on technology license obligations............................       134          130           --
  Increase in allowances for sales return...............................................        --           10           --
  Compensation expense incurred on issuance of stock....................................       662           --          172
  Amortization of deferred stock compensation...........................................     6,233        3,881          867
  Changes in assets and liabilities (in 1998, net of effects of acquisition):
    Accounts receivable.................................................................       310         (450)         261
    Prepaid and other current assets....................................................      (525)         (93)          85
    Other accrued.......................................................................       (91)        (142)          17
    Accounts payable....................................................................       284            5          187
    Accrued expenses....................................................................       456          573           72
    Deferred revenue....................................................................      (293)         340           52
                                                                                          --------     --------     --------
      Net cash used in operating activities.............................................   (15,981)      (9,900)      (8,564)
                                                                                          --------     --------     --------
Cash flow provided by (used in) investing activities:
Acquisition of property and equipment...................................................      (515)        (323)        (208)
Acquisition of licensed technology......................................................    (1,893)      (1,373)          --
Purchases of short-term investments.....................................................   (81,749)     (35,213)      (6,185)
Sales of short-term investments.........................................................    34,287       12,399       10,853
Maturities of short term investments....................................................    33,070       14,760           --
Deposits and other......................................................................       (63)          --           --
Acquisition of StarCode (net of cash acquired)..........................................        --         (562)          --
                                                                                          --------     --------     --------
      Net cash provided by (used in) investing activities...............................   (16,863)     (10,312)       4,460
                                                                                          --------     --------     --------
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to common stock options.................        65          206           24
Proceeds from issuance of common stock pursuant to common stock warrants................       579           --           --
Proceeds from issuance of preferred stock, net..........................................        --       20,156           --
Proceeds from issuance of common stock warrants.........................................        --        1,248           --
Proceeds from option to purchase Series 2
     preferred stock and common stock warrants..........................................        --        1,322           --
Proceeds from issuance of common stock in initial public offering, net..................    35,309           --           --
Repurchase of common stock..............................................................        (3)         (25)         (23)
Proceeds from issuance of notes payable.................................................        --           --        3,000
                                                                                          --------     --------     --------
      Net cash provided by financing activities.........................................    35,950       22,907        3,001
                                                                                          --------     --------     --------
Net increase (decrease) in cash and cash equivalents....................................     3,106        2,695       (1,103)
Cash and cash equivalents, beginning of period..........................................     3,394          699        1,802
                                                                                          --------     --------     --------
Cash and cash equivalents, end of period................................................  $  6,500     $  3,394     $    699
                                                                                          ========     ========     ========
Supplemental schedule of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to
 common stock...........................................................................  $ 38,297     $     --     $     --
                                                                                          ========     ========     ========
Conversion of notes payable and accrued interest to preferred stock.....................  $     --     $  3,094     $     --
                                                                                          ========     ========     ========
Issuance of preferred stock to bankers..................................................  $     --     $    345           --
                                                                                          ========     ========     ========
Allocation of proceeds from option to purchase preferred stock and warrants.............  $     --     $  1,322     $     --
                                                                                          ========     ========     ========
Dividend related to beneficial conversion feature of preferred stock....................  $     --     $  1,204     $     --
                                                                                          ========     ========     ========
Accretion of mandatorily redeemable preferred stock.....................................  $    292     $    358     $     15
                                                                                          ========     ========     ========
Future obligations under noncancelable technology licenses..............................  $    809     $    696     $     --
                                                                                          ========     ========     ========
Unearned stock based compensation related to stock option grants, net of
 cancellations..........................................................................  $  6,433     $  7,038     $  1,296
                                                                                          ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                  Notes to Consolidated Financial Statements


NOTE 1--NATURE OF BUSINESS:

     Be Incorporated (the "Company") was founded in 1990 and offers software platforms designed for Internet appliances and digital media applications. The Company's two software platforms are (i) BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances, and (ii) BeOS, the Company's desktop operating system optimized for digital media applications. Prior to 1998, the Company was engaged primarily in research and development, raising capital and development of its markets and was in the development stage.

     The Company's revenues to date have been primarily generated from the following sources: sale of BeOS to resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. The Company also generates revenues by collecting commission from sales of third party software through its BeDepot.com Web site. In January 2000, the Company announced that it would be shifting its resources to focus primarily on the market for Internet appliances. The Company also announced that a version of BeOS would be made available for personal use at no charge and a more fully featured version would only be made available through third party publishers. Since inception, the Company has experienced losses and negative cash flow from operations and expects to continue to experience significant negative cash flow in the foreseeable future.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


Foreign currency translation

     The functional currency of the Company's foreign subsidiary is the U.S. Dollar. Nonmonetary assets and liabilities are remeasured into U.S. Dollars at historical rates, monetary assets and liabilities are remeasured at exchange rates in effect at the end of the year and income statement accounts are remeasured at average rates for the period. Remeasurement gains and losses of the Company's foreign subsidiary are included in the results of operations and are not significant.


Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


Financial instruments

     The Company considers all highly liquid investments with an original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are deposited with two major banks in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

                                BE INCORPORATED

     Management has classified all of its short-term investments as available for sale. Realized gains and losses are calculated using the specific identification method. Realized gains and losses in 1999, 1998 and 1997 and unrealized holding gains and losses at December 31, 1998 were not significant. Unrealized losses at December 31, 1999 are shown in the Consolidated Statements of Operations and Stockholders' Equity (Deficit).

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to their short maturities. The fair value of short term investments is set forth in note 4 of notes to the consolidated financial statements.

Certain risks and concentrations

     The Company's revenue is derived entirely of sales of BeOS. At December 31, 1998, one customer accounted for 98% of the Company's accounts receivable. Subsequent to December 31, 1998, this amount was paid in full. In addition, the same customer accounted for 37% and 27% of net revenues for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, another customer accounted for 100% of accounts receivable, which amount was paid in full subsequent to year end.

     The Company's success depends in large part on its ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and Internet service and content providers. If the Company is unable to develop or maintain relationships with strategic partners and customers, it will have difficulty selling and gaining market acceptance for its products and its business and results of operations will be materially adversely affected.

     The demand and acceptance of the Company's product is dependent upon its ability to support a wide range of industry standards such as those used for streaming media and Internet browsing and access to key enabling technologies. These key technologies include a Web browser under license from one software vendor. If the Company were to lose its rights to this Web browser or any other key technology incorporated into its products, it may be required to devote significant time and resources to replace such browser or other key technologies. This could in turn be costly, result in the unavailability or delay the release of its products, and would materially adversely affect its business and operating results. The Company also licenses other enabling technologies for inclusion in its product, such as third party compression and
decompression algorithms known as "codecs."   The Company may be unable to
license these enabling technologies at favorable terms or at all which may result in lower demand for our products.

     The Company depends on development tools provided by a limited number of third party vendors. Together with application developers, the Company relies primarily upon software development tools provided by two companies. If one or both of these companies fail to support or maintain these development tools, the Company will have to support the tools itself or transition to another vendor. Any maintenance or support of the tools by the Company or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on the Company's BeOS. Failure to procure the needed software development tools or any delay in availability of third party applications could negatively impact the Company's ability and the ability of third party application developers to release and support BeOS and applications that run it or they could negatively and materially affect the acceptance and demand for BeOS, our business and prospects.


Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three years. Upon disposal, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

     Depreciation expense for 1999, 1998, and 1997 was $287,000, $202,000 and $156,000, respectively.

Accounting for Long-Lived Assets and Purchased Software

     The Company reviews property and equipment, purchased software and technology licenses and purchased Web site technology for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

     At each balance sheet date, the unamortized cost of purchased software is compared to the net realizable value of the related software product. The amount by which the unamortized cost exceeds the net realizable value of the software is charged to operations. The net realizable value of the software product is determined by estimating future gross revenues and reduced by the estimated future costs of selling the product.


Income taxes

     The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Advertising costs

     Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $154,000, $38,000 and $14,000 in 1999, 1998 and 1997, respectively.

Research and development costs

     Costs incurred in the research and development of new software products are expensed as incurred, including minimum payments made and due to third parties for technology incorporated into the Company's product, until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Revenue recognition

     The Company's revenue is derived from licensing fees from product sales to end users either by direct-order on the Company's web site or sales by distributors.

     The Company adopted the provisions of Statement of Position 97-2 or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues from orders on the Company's web site upon shipment, provided a credit card authorization is received, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. The Company uses a standard shrink wrap license for all of its sales. Under the license, the Company is obligated to provide limited telephone support to end users who purchase the Company's product and provides a 5-day money back guarantee. The Company accrues the costs of providing telephone support upon shipment of the product based on the historical cost of providing such support to its customers. In addition, upon shipment of its product, the Company records an allowance for estimated sales returns.

     Product revenue for sales to its distributors is recognized upon sell through to an end user provided a signed contract exists, the fee is fixed and determinable and collection is probable. The Company has recognized revenue from these distributors upon sale by the distributors to an end user because the Company does not have sufficient experience with the distributors to reasonably estimate returns.

     Under certain circumstances, the Company offers an upgrade to its product in conjunction with product sales at no additional charge. Generally, such rights are offered prior to new versions being released and give the customers who purchase products between established dates the right to such an upgrade. Revenue is allocated to an upgrade right based on the price for which

                                BE INCORPORATED
upgrades are sold separately. The Company recognizes upgrade revenue when the criteria for product revenue recognition from end users set forth above are met.

     At December 31, 1999, deferred revenues consisted of revenue related to distributor sales not sold through to end users. At December 31,1998, deferred revenues also included revenue related to upgrades deliverable in the future.

                                BE INCORPORATED

     Prior to the adoption of SOP 97-2, the Company recognized revenue from the sale of products upon shipment if remaining obligations were insignificant, collection of the resulting accounts receivable was probable and product returns were reasonably estimable. Revenue for 1997 was entirely from direct sale of products to end users.


Stock-based compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options, and presents disclosure of pro forma information required under Financial Accounting Standards Board Statement No. 123 or SFAS 123, "Accounting for Stock-Based Compensation."

Net loss per common share

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per common share in 1999, 1998 and 1997 because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                                                    1999        1998        1997
                                                                                  ---------   ---------   ---------
Net loss per common share, basic and diluted:
  Net loss.....................................................................   $(24,506)   $(16,861)   $(10,433)
  Dividend related to beneficial conversion feature of
    preferred stock............................................................         --      (1,204)         --
  Accretion of mandatorily redeemable convertible
    preferred stock............................................................       (292)       (358)        (15)
                                                                                  --------    --------    --------
        Numerator for net loss per common
          share, basic and diluted.............................................    (24,798)    (18,423)    (10,448)
  Denominator for basic and diluted loss per common
    share:
     Weighted average common shares
       outstanding.............................................................     17,589       3,178       2,145
                                                                                  ========    ========    ========
  Net loss per common share basic and diluted..................................   $  (1.41)   $  (5.80)   $  (4.87)
                                                                                  ========    ========    ========
  Antidilutive securities:
     Options to purchase common stock..........................................      6,010       2,205         987
     Common stock subject to repurchase........................................        499       1,389       1,921
     Preferred stock...........................................................         --      22,499      14,116
     Warrants..................................................................      2,585       2,871       1,220
                                                                                  --------    --------    --------
                                                                                     9,094      28,964      18,244
                                                                                  ========    ========    ========

                                BE INCORPORATED

Recent accounting pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies and does not expect any material impact from its application.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the second quarter of the fiscal year ended December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

                                BE INCORPORATED

NOTE 3--ACQUISITION:

StarCode acquisition

     On April 30, 1998, the Company acquired StarCode Software, Inc. ("StarCode") for an aggregate purchase price of $567,000. StarCode owned and operated an electronic commerce web site, which the Company and certain developers of application software for use with BeOS used to sell their products. The Company had previously contracted with StarCode to provide access to this web site and paid a fee based on the level of revenue generated by orders therefrom. The acquisition has been accounted for using the purchase method of accounting and the results of operations of StarCode have been included with those of the Company since the date of acquisition.


     The fair value of the assets acquired from StarCode and a summary of the consideration exchanged for these assets is as follows:

   Total purchase price......................................................................    $567
                                                                                                 ====
   Assets acquired: Tangible assets, including cash, accounts receivable and property and
       equipment.............................................................................    $ 22
   Purchased web site technology.............................................................     545
                                                                                                 ----
                                                                                                 $567
                                                                                                 ====

     The amount allocated to purchased Web Site technology, for which technological feasibility had been established at the acquisition date, is being amortized on a straight-line basis over eighteen months. Accumulated amortization at December 31, 1999 and 1998 was $545,000 and $242,000, respectively.

     Summarized below are the unaudited pro forma results of operations of the Company as though StarCode had been acquired at the beginning of each period presented. Adjustments have been made for the estimated increases in amortization related to purchased web site technology and other appropriate pro forma adjustments.

                                                                                  1998           1997
                                                                               ----------     ----------
   Revenue................................................................      $  1,215        $     95
   Net loss...............................................................      $(17,064)       $(11,013)
   Net loss per common share, basic and diluted...........................      $  (5.37)       $  (5.13)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of each period presented or of future results of operations of the combined companies.

                                BE INCORPORATED

NOTE 4--BALANCE SHEET ACCOUNTS:

                                                                        December 31,
                                                                        ------------
                                                               1999                  1998
                                                               ----                  ----
                                                          Cost     Fair Value    Cost     Fair Value
                                                         -------   ----------   -------   ----------
Cash and cash equivalents
Cash..................................................    $1,935       $1,935    $3,134       $3,134
Commercial paper......................................     4,565        4,565       260          260
                                                          ------       ------    ------       ------
                                                          $6,500       $6,500    $3,394       $3,394
                                                          ======       ======    ======       ======

                                                                         December 31,
                                                                         ------------
                                                                  1999                 1998
                                                                  ----                 ----
                                                           Cost     Fair Value    Cost     Fair Value
                                                         --------   ----------   -------   ----------
Short-term investments
Federal government obligations........................    $ 4,443      $ 4,443    $5,264       $5,264
Corporate debt obligations............................     18,203       18,186     2,990        2,990
                                                          -------      -------    ------       ------
                                                          $22,646      $22,629    $8,254       $8,254
                                                          =======      =======    ======       ======

     All short-term investments mature within one year.

                                BE INCORPORATED

                                                                                                      December 31,
                                                                                                      ------------
                                                                                                 1999         1998
                                                                                                 ----         ----
   Property and equipment, net
   Computer equipment....................................................................      $ 900          $ 775
   Furniture and fixtures................................................................        458            168
                                                                                               ------         ------
                                                                                                1,358            943
   Less: accumulated depreciation........................................................        (796)          (540)
                                                                                               ------         ------
                                                                                               $  562         $  403
                                                                                               ======         ======
   Accrued expenses
   License and royalty liabilities.......................................................      $  174         $  152
   Product warranty accrual..............................................................          --             77
   Payroll and related...................................................................         893            531
   Other.................................................................................         483            334
                                                                                               ------         ------
                                                                                               $1,550         $1,094
                                                                                               ======         ======

   Other assets, net
   Technology licenses...................................................................      $ 3,447        $ 2,069
   Deposits..............................................................................           91             29
                                                                                               -------        -------
                                                                                                 3,538          2,098
   Less: accumulated amortization........................................................       (1,816)        (1,622)
                                                                                               -------        -------
                                                                                               $ 1,722        $   476
                                                                                               =======        =======

     During 1998 the Company entered into a licensing agreement for the delivery of a development tool which compiled software for use in versions of BeOS for two microprocessor architectures. The present value of the non cancelable payments due under this agreement of $1,406,000 were initially recorded as a technology license asset and were amortized over an estimated useful life of three years (see Note 6).

     However, in June 1998, based on the performance characteristics of this tool on one of the microprocessor architectures, management deemed that it did not meet its requirements as a development tool for BeOS and made alternative arrangements with another company to develop a suitable replacement for that architecture. Also in June 1998, the manufacturer of systems based on the other microprocessor architecture announced that they would not release details of any of their future systems. As a result, the Company was unable to support any of the future platforms. Since no estimated future cash flows were expected from the licensed technology, a permanent impairment in the value of $1,211,000 was recorded in June 1998. This impairment charge has been included in cost of sales in the statement of operations.

     In addition, in 1999 and in 1998 the Company entered into other technology license agreements including non cancelable minimum payments. The present value of payments due under these agreements (see Note 6) is recorded as an asset and amortized over the lesser of the term of the agreement or three years, if technological feasibility was established at the date the agreement was signed or as research and development costs if technological feasibility had not been established and there was no alternative future use for the licensed technology. During 1999 and 1998, costs capitalized and expensed as research and development under these agreements were $809,000 and nil and $663,000 and 641,000, respectively.

                                BE INCORPORATED

NOTE 5--NOTES PAYABLE:

     During 1997, the Company issued notes payable to certain shareholders in exchange for $3,000,000 of cash. These notes payable bore interest at an annual rate of 10%, and were payable in February 1998. These notes payable and related accrued interest were converted to Series 2 convertible preferred stock in February 1998 (see Note 7).

NOTE 6--COMMITMENTS:

     The Company leases its facilities under non cancelable operating leases expiring at various dates through February, 2002. Future annual minimum lease payments as of December 31, 1999 are as follows:

2000..........................................................        $1,187
2001..........................................................           898
2002..........................................................           150
                                                                      ------
                                                                      $2,235
                                                                      ======

  Total rent expense was $1,168,000, $825,000 and $400,000 for 1999, 1998 and
1997, respectively.

  In addition, the Company has entered into several technology licensing agreements which include non cancelable payments. These payments have been recorded at the net present value using a discount rate of 10% per annum. The future minimum payments under these agreement are as follows:

2000..........................................................        $  925
2001..........................................................           345
2002..........................................................           295
                                                                      ------
                                                                       1,565
Less discount.................................................          (191)
                                                                      ------
                                                                       1,374
Less current portion..........................................          (777)
                                                                      ------
                                                                      $  597
                                                                      ======

                                BE INCORPORATED

NOTE 7--STOCKHOLDERS' EQUITY:

Initial Public Offering

     In July 1999, the Company completed its initial public offering and sold 6,000,000 shares of its common stock at a price of $6.00 per share. The Company received approximately $32.2 million in cash, net of underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, the Company's mandatorily redeemable convertible preferred stock outstanding at December 31, 1998 automatically converted into 22,498,874 shares of common stock. The Company's shares are now traded on the NASDAQ national market system under the symbol "BEOS".

     In August 1999, the underwriters exercised their over-allotment option and the Company sold an additional 557,465 shares of its common stock at a price of $6.00 per share, thereby raising proceeds of approximately $3.1 million, net of underwriting discounts.


Mandatorily Redeemable Convertible Preferred Stock

     On closing of the Company's initial public offering in July 1999 the mandatorily redeemable preferred stock automatically converted into 22,498,874 shares of common stock (see above).

     Changes in the mandatorily redeemable convertible preferred stock during 1997, 1998 and 1999 were as follows (in thousands):

                                                                                                          Amount
                                                                                                        ----------
Balance, January 1, 1997............................................................................     $ 14,037
  Accretion to redemption value.....................................................................           15
                                                                                                         --------
Balance, December 31, 1997..........................................................................       14,052
  Issuance of Series 2:
    February 1998, net of issuance costs of $1,432..................................................       22,391
    December 1998, net of issuance costs of $217 and allocation to
     warrants of $2,001.............................................................................        1,204
  Beneficial conversion feature.....................................................................       (1,204)
  Dividend related to beneficial conversion feature of preferred stock..............................        1,204
  Accretion to redemption value.....................................................................          358
                                                                                                         --------
Balance, December 31, 1998..........................................................................       38,005
  Accretion to redemption value.....................................................................          292
  Conversion to common stock........................................................................      (38,297)
                                                                                                         --------
Balance, December 31, 1999..........................................................................     $     --
                                                                                                         ========

                                BE INCORPORATED

Issuance of Series 2 Mandatorily Redeemable Convertible Preferred Stock

     In February 1998, the Company sold 6,706,318 shares of its Series 2 mandatorily redeemable convertible preferred stock to investors for total gross proceeds of $21,795,000. In addition, the Company issued 923,077 shares if its Series 2 mandatorily redeemable convertible preferred stock in exchange for the $3,000,000 of notes payable outstanding at December 31, 1997, and an additional 31,950 shares were issued for forgiveness for interest related to the notes payable.

     In connection with the sale of Series 2 mandatorily redeemable convertible preferred stock, the Company issued the lead investor an option to purchase an additional 615,385 shares of Series 2 mandatorily redeemable convertible preferred stock and other warrants to purchase up to 1,538,462 shares of common stock, subject to certain terms and conditions. The right to purchase Series 2 mandatorily redeemable convertible preferred stock and the warrants to purchase common stock were to expire on December 31, 1998. The lead investor exercised this option in December 1998 and the additional shares were issued. In addition, as the result of this exercise, the warrants issued to the lead investor become exercisable (see "Warrants" below). The Company received total cash consideration of $5 million from the lead investor of which $3 million was received in February 1998 and $2 million in December 1998.

      In February 1998, the net proceeds of $2.9 million ($3 million net of issuance costs of $0.1 million) were allocated to preferred stock and the option to purchase the additional shares of preferred stock and the warrant for common stock (the "Option") based on the relative fair values of each of these instruments. The fair value of the option was estimated at $2,584,000 using the Black-Scholes model and the following assumptions; dividend yield of 0%, volatility of 60%, risk free interest rate of 5.51% and a term of eight months. The resulting allocation was as follows (in thousands):

Series 2 mandatorily redeemable convertible preferred stock  ..........    $1,535
Option  ...............................................................     1,322
                                                                           ------
                                                                           $2,857
                                                                           ======

     In December 1998, the proceeds from the issuance of preferred stock were allocated to the preferred stock and warrants to purchase 1,538,462 shares of common stock based on the relative fair values of each of these instruments. The fair value of the warrants was estimated at $6,202,000 using the Black-Scholes model and the following assumptions; dividend yield of 0%, volatility of 60%, risk free interest rate of 4.76% and a term of five years. The proceeds comprised $1.9 ($2 million net of issuance costs of $0.1 million) million in cash consideration plus the fair value of the options to purchase preferred stock and the common stock warrants discussed above and totaled $3,205,000. The resulting allocation was as follows (in thousands):

Series 2 mandatorily redeemable convertible preferred stock..........      $1,204
Common stock warrants................................................       2,001
                                                                           ------
                                                                           $3,205
                                                                           ======

                                BE INCORPORATED

     In connection with these issuances the Company issued 75,375 and 30,769 shares of Series 2 mandatorily redeemable convertible preferred stock in February 1998 and December 1998 to the bankers in lieu of investment bankers fees. The fair value of these shares has been recorded and included as issuance costs of Series 2 mandatorily redeemable convertible preferred stock financing. In May and December 1998, warrants were issued for investment banker fees related to the issuance of the Series 2 preferred stock. The fair value of the warrants of $148,000 was estimated using the Black-Scholes model and the following assumptions; dividends yield of 0%, volatility of 60% risk free interest rate of 4.76%-5.51% and a term of 5 years. The value of the warrant, a stock issuance cost, was offset against the proceeds from the Series 2 preferred stock.


Warrants

  The Company has issued fully exercisable warrants to purchase common stock. None of these warrants were exercised prior to 1999. Warrant activity can be analyzed as follows:

                                                                Number                               Number
                                                               of Shares        Number             of Warrants
                                                               Under the     of  Warrants        Outstanding at
     Issuance Date         Expiration Date   Exercise Price    Warrants    Exercised in 1999    December 31,1999
     -------------         ---------------   ---------------   ---------   -----------------   -------------------
  April 1996                 March 2001      $1.00 per share   1,219,648         173,546            1,046,102
  December 1998             December 2003    $3.25 per share   1,538,462              --            1,538,462
May and December
     1998                   June 17, 2000    $3.58 per share     112,865         112,865                   --
                                                               ---------         -------            ---------
                                                               2,870,975         286,411            2,584,564
                                                               =========         =======            =========

     The April 1996 warrants were issued in connection with the conversion of Series B preferred stock to common stock. The fair value of the warrants of $114 was estimated using the Black-Scholes model and the following assumptions; dividend yields of 0%, volatility of 60% risk free interest rate of 6.05% and a term of 5 years. The estimated value of the warrants was accounted for as a dividend to Series B preferred stockholders and increased net loss attributable to common stockholders in 1996.

     The December 1998 warrants were issued in connection with the issuance of Series 2 preferred stock in December 1998 and valued as described above under "Issuance of Series 2 mandatorily redeemable convertible preferred stock".

     The May and December 1998 warrants were issued for investment banker fees related to the issuance of the Series 2 preferred stock.

                                BE INCORPORATED

1992 Stock Option Plan

     In 1992 the Company adopted a stock option plan (the "1992 Plan") under which 5,000 shares of the Company's common stock had been reserved for issuance of stock options to employees, directors, or consultants under terms and provisions established by the board of directors. In 1997 and 1998, the Company reserved an additional 5,995,000 shares and 2,000,000 shares, respectively, for issuance under the 1992 Plan. Options granted under the 1992 Plan are immediately exercisable; however, shares exercised under the 1992 Plan are subject to the Company's right of repurchase at the end of the holder's association with the Company. The Company's right of repurchase generally lapses as to 20% of the shares one year from the date of grant and 1/60th each month thereafter or as to 25% of the shares one year from the date of grant and 1/48th each month thereafter. The options expire ten years from the date of grant.

     On March 30, 1999, the board of directors terminated the 1992 Plan. No further options will be granted under the 1992 plan.

1999 Equity Incentive Plan

     On March 30, 1999 the Company adopted the Equity Incentive Plan (the "1999 Plan") under which a total of up to 8,000,000 shares of common stock were initially reserved for issuance. This number of shares initially reserved was reduced by the 1,943,347 shares reserved for issuance under options then outstanding under the 1992 Plan. If any of these 1,943,437 options are cancelled, the number of shares reserved under the 1999 Plan will be increased by the number of such cancellations. In addition, at the end of each year an additional number of shares will automatically be added to the number of shares already reserved for issuance under the 1999 Plan. This additional number of shares will be not more than the lesser of 5% of the number of shares of the Company's issued and outstanding common stock as of year end or the number equal to 8% of the number of shares of common stock issued and outstanding at year end less the number of shares of common stock reserved for issuance under the 1999 Plan but not subject to outstanding awards. The 1999 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock purchase rights and stock bonuses to employees, consultants and directors. Incentive stock options may be granted only to employees. The exercise price of incentive stock options granted under the 1999 Plan must be at least equal to the fair market value of the Company common stock on the date of grant. The exercise price of non-qualified stock options is set by the administrator of the 1999 Plan, but can be no less than 85% of the fair market value. The maximum term of options granted under the 1999 Plan is ten years. Options granted under the terms of the 1999 Plan become exerciseable as to 25% of the shares awarded after one year and 1/48 of the award monthly thereafter.

                                BE INCORPORATED

     Activity under the Company's Plans is set forth below (in thousands, except per share and share numbers):

                                                                                        Options Outstanding
                                                                                        -------------------
                                                                                                           Average
                                                                                                           Weighted
                                                      Available                  Price per                 Exercise
                                                      for Grant      Shares        Share        Amount      Price
                                                     -----------   ----------   ------------   ---------   --------
Balance, January 1, 1997..........................      550,732      960,900    $0.10-$51.00    $    96       $0.10
  Options granted.................................     (410,500)     410,500       0.10-0.20         48        0.12
  Options exercised...............................           --     (185,000)      0.10-0.20        (19)       0.10
  Options terminated..............................      199,000     (199,000)     0.10-51.00        (21)       0.10
                                                     ----------    ---------                    -------
Balance, December 31, 1997........................      339,232      987,400       0.10-0.20        104        0.11
  Options authorized..............................    2,000,000           --              --         --          --
  Options granted.................................   (2,436,500)   2,436,500       0.20-0.35        840        0.34
  Options exercised...............................           --     (770,217)      0.10-0.35       (205)       0.27
  Options terminated..............................      448,756     (448,756)      0.10-0.35        (94)       0.21
                                                     ----------    ---------                    -------
Balance, December 31, 1998........................      351,488    2,204,927       0.10-0.35        645        0.29
  Options authorized March........................    5,524,813           --              --         --          --
  Options authorized December.....................      298,435           --              --         --          --
  Options granted.................................   (4,328,000)   4,328,000      0.35-14.38     22,726        5.25
  Options exercised...............................           --     (294,548)      0.10-5.00        (64)       0.22
  Options terminated..............................      928,657     (928,657)      0.10-6.25     (2,875)       3.10
                                                     ----------    ---------                    -------
Balance, December 31, 1999........................    2,775,393    5,309,722    $0.10-$14.38    $20,432       $3.85
                                                     ==========    =========                    =======

     At December 31, 1999, 1998 and 1997, 2,435,895, 2,204,927 and 987,400
outstanding options were exercisable at weighted average exercise prices of $2.01, $0.29 and $0.11. Of these shares, 743,050 shares, 1,691,474 shares and
631,600 shares at weighted average exercise prices of $0.34, $0.31 and $0.11, respectively, are subject to the Company's right of repurchase upon exercise. In addition, 499,069, 1,339,302 shares and 1,920,929 shares of the Company's outstanding common stock is subject to the Company's right of repurchase at weighted average prices of $0.24, $0.17 and $0.10, respectively.

1999 Non-Employee Directors' Stock Option Plan

     On March 30, 1999 the board of directors also adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), and have reserved a total of 1,500,000 shares of common stock for issuance thereunder. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. Each initial grant under the Directors' Plan will vest at 1/4th of the shares subject to the option one year after the date of grant and 1/48th of the shares each month thereafter. The rate of vesting of each subsequent grant will be 1/48th of the shares on a monthly schedule after the date of grant. The board may amend (subject to stockholder approval as necessary) or terminate the Directors' Plan at any time.

     Activity under the 1999 Non-Employee Director's Stock Option Plan is set forth below (in thousands, except per share and share numbers):

                                                                     Options Outstanding
                                                                     -------------------
                                                                                              Average
                                                                                              Weighted
                                                 Available              Price per             Exercise
                                                 for Grant    Shares      Share      Amount    Price
                                                 ----------   -------   ----------   ------   --------
Options authorized............................   1,500,000         --   $     --     $   --      $  --
Options granted...............................    (700,000)   700,000    5.00-5.75    3,575       5.11
                                                 ---------    -------                ------
Balance, December 31, 1999....................     800,000    700,000   $5.00-5.75   $3,575      $5.11
                                                 =========    =======                ======

     At December 31, 1999, none of the options outstanding were exercisable.

                                BE INCORPORATED

Options Outstanding

     The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                              Options Outstanding
                                                              -------------------              Options Exercisable
                                                                     Weighted                 ----------------------
                                                                     Average      Weighted                 Weighted
                                                                    Remaining     Average                  Average
                                                       Number      Contractual    Exercise     Number      Exercise
Exercise Prices                                      Outstanding   Life (years)    Price     Exercisable    Price
---------------                                      -----------   ------------   --------   -----------   --------
$0.10-0.35........................................     1,571,724       8.03         $ 0.30     1,571,724      $0.30
$5.00-5.75........................................     3,640,998       9.27         $ 5.03       780,509      $5.00
$6.00-6.25........................................       764,000       9.61         $ 6.20        83,662      $6.12
$14.38-14.38......................................        33,000       9.92         $14.38            --         --
                                                       ---------                               ---------
                                                       6,009,722       8.99         $ 4.00     2,435,895      $2.01
                                                       =========                               =========

Deferred stock compensation

     In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options granted before its initial public offering and the fair market value of the Company's stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the stock lapses or the options become exercisable, generally four or five years, using the multiple options method.

     At December 31, 1999, the Company had recorded deferred compensation related to these options in an amount of $16,626,000 (net of cancellations), of which $6,233,000, $3,881,000 and $867,000 had been amortized to expense during 1999, 1998 and 1997. Future compensation expense from options granted through December 31, 1999 is estimated to be $3,063,000, $1,277,000, $342,000 and $8,000 for 2000, 2001, 2002 and 2003 respectively.

     During 1999, 1998 and 1997, options to purchase 4,173,000, 2,436,500 and
410,500 shares of the Company's common stock were granted with exercise prices below the estimated market value at the date of grant; the weighted average exercise prices being of $4.98, $0.34 and $0.12 per share and the deemed weighted average market value of the common stock being of $6.81, $3.41 and $3.78 per share, respectively.

Value of Options Granted

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following assumptions used for grants:

                                                                   1999         1998         1997
                                                                ----------   ----------   ----------
Expected volatility.........................................     0% and 60%          0%            0%
Weighted average risk-free interest rate....................          4.80%  4.59-6.03%    5.85-6.63%
Expected life...............................................       2 years     5 years       5 years
Expected dividends..........................................             0%          0%            0%

     For the period prior to the Company's Initial Public Offering, volatility for the purposes of the SFAS No. 123 calculation was 0%.

     Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 1999, 1998 and 1997 were $13,919,000, $7,766,000 and $1,535,000, and $2.77, $3.19 and $3.69,
respectively.

                                BE INCORPORATED

Employee Stock Purchase Plan

     On May 4, 1999 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved a total of 1,500,000 shares of common stock for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees who work at least 20 hours a week and have been employed for at least five months in a calendar year may contribute, during an offering period, a specified percentage, not to exceed 15%, of their compensation to purchase shares of common stock of the Company. Each offering period runs for a period of 24 months and will be divided into consecutive purchase periods of approximately six months. New offering periods commence every six months on August 1st and February 1st each year.

     The price of the common stock purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period whichever is lower. No person may purchase shares under the Purchase Plan to the extent that such person would own 5% or more of the total combined value or voting power of all classes of the capital stock of the Company or to the extent that such person's rights to purchase stock under stock purchase plans would accrue at a rate in excess of $25,000 per year.

     The Company's first offering period under the plan started on July 20, 1999 with the first purchase date to occur on January 31, 2000.

     Under SFAS No. 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions for 1999; expected volatility of 60%, weighted-average risk-free interest rate of 4.80%, expected life of 6 months and expected dividends of $0. The estimated fair value of awards under the employee stock purchase plan was approximately $140,000 in the aggregate and $1.95 per share.

Pro forma stock compensation

     Had compensation cost been determined based on the fair value at the grant date for the awards made in 1995 and thereafter under the Company's stock option plans and employee stock purchase plan consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                                                 1999        1998        1997
                                                                               ---------   ---------   ---------
Net loss attributable to common stockholders--as reported.................     $(24,798)   $(18,423)   $(10,448)
Net loss attributable to common stockholders--pro forma...................     $(27,039)   $(18,442)   $(10,488)
Net loss per common share--basic and diluted as reported..................     $  (1.41)   $  (5.80)   $  (4.87)
Net loss per common share--basic and diluted pro forma....................     $  (1.54)   $  (5.80)   $  (4.89)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

                                BE INCORPORATED

NOTE 8--INCOME TAXES:

     The components of the net deferred tax asset are as follows (in thousands):

                                                                                            December 31,
                                                                                            ------------
                                                                                     1999               1998
                                                                                     ----               ----
Net operating loss carryforwards..........................................      $ 17,466            $ 10,993
Tax credit carryforwards..................................................         1,648                 879
Property and equipment and intangibles....................................            48                  40
Other.....................................................................           807                 168
                                                                                --------            --------
                                                                                  19,969              12,080
Less: valuation allowance.................................................       (19,969)            (12,080)
                                                                                --------            --------
Net deferred tax asset....................................................      $     --            $     --
                                                                                ========            ========

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance increased $7.9 million in 1999 and $6.0 million in 1998.


     The principal items accounting for the difference between income taxes benefit at the U.S. statutory rate and the benefit from income taxes reflected in the statement of operations are as follows (in thousands):

                                                                  1999       1998       1997
                                                                --------   --------   --------
Federal benefit at statutory rate..........................     $ 8,332    $ 5,901    $ 3,652
Nondeductible expenses.....................................      (2,242)    (1,419)      (304)
Net operating losses and benefits..........................      (6,090)    (4,482)    (3,348)
                                                                -------    -------    -------
                                                                $    --    $    --    $    --
                                                                =======    =======    =======


     At December 31, 1999, the Company had approximately $45,997,000 of net operating loss carryforwards and $939,000 of research and development credits to offset future federal income taxes. The Company also had $31,316,000 of net operating loss carryforwards and $705,000 of research and development credits to offset future state income taxes. In addition to the net operating loss carryforwards referred to above, there are approximately $245,000 and $123,000 of net operating loss carryforwards for federal and state purposes, respectively, as of December 31, 1999, which relate to stock option deductions. The tax benefit of these additional losses will be credited to additional paid in capital if the Company's deferred tax asset is recognized. These carryforwards expire in the years 2000 through 2019 if not utilized. Due to changes in ownership, the Company's net operating loss and credit carryforwards may become subject to certain annual limitations.

                                BE INCORPORATED

NOTE 9--401(k) PROFIT SHARING PLAN:

     The Company has a 401(k) Profit Sharing Plan which covers all employees. Under the Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual limitation for any plan year ($10,000 in 1999). Discretionary contributions may be made by the Company. No contributions were made by the Company during 1999, 1998 and 1997.

NOTE 10--GEOGRAPHIC INFORMATION:

     Management uses one measurement of profitability for its business. The Company markets its products and related services to customers in the United States, Europe and Asia.

     All long lived assets are maintained in the United States. Revenue information by geographic area is as follows (in thousands):

                                                                Net Revenues
                                                                ------------
1999
   Americas................................................      $1,156
   Europe..................................................         755
   Asia....................................................         745
                                                                 ------
       Total...............................................      $2,656
                                                                 ======

1998
   Americas................................................      $  565
   Europe..................................................         194
   Asia....................................................         440
                                                                 ------
       Total...............................................      $1,199
                                                                 ======

                                                                     SCHEDULE II

                                BE INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                                Additions
                                                                   Balance at   Charged to                Balance at
                                                                   Beginning    Costs and                   Ending
                                                                   of Period     Expenses    Deductions   of Period
Year Ended December 31, 1997
     Allowance for sales returns                                      $  --         $ --        $ --         $ --
     Deferred tax asset valuation allowance....................       $ 2,383       $3,715      $ --         $ 6,098

Year Ended December 31, 1998
     Allowance for sales return................................       $ --          $   17      $  7         $    10
     Deferred tax asset valuation allowance....................       $ 6,098       $5,982      $ --         $12,080

Year Ended December 31, 1999
     Allowance for sales returns...............................       $    10       $ --        $ --         $    10
     Deferred tax asset valuation allowance...................        $12,080       $7,889      $ --         $19,969