Form 10-Q
period 2000-03-31
BE INC
filed 2000-05-09
CIK 895921

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26387

                                 BE INCORPORATED

             (Exact name of Registrant as specified in its charter)

            Delaware                                       94-3123667
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    800 El Camino Real, Menlo Park, CA 94025
          (Address of principal executive offices, including zip code)

                                 (650) 462-4100
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (1) No (2)

The number of shares of Common Stock outstanding as of April 30, 2000 was 35,855,601.

                                 BE INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.    Condensed Financial Statements:

                Consolidated Balance Sheets at March 31, 2000 and
                December 31, 1999 .............................................2

                Consolidated Statements of Operations for the three month
                periods ended March 31, 2000 and March 31, 1999 ...............3

                Consolidated Statements of Cash Flows for the three month
                periods ended March 31, 2000 and March 31, 1999 ...............4

                Notes to Condensed Consolidated Financial Statements ..........5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................8


     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...25

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings ............................................26

     Item 2.    Changes in Securities and Use of Proceeds ....................26

     Item 3.    Defaults upon Senior Securities ..............................26

     Item 4.    Submission of Matters to a Vote of Security Holders ..........26

     Item 5.    Other Information ............................................26

     Item 6.    Exhibits and Reports on Form 8-K .............................26

                Signatures ...................................................27

                Exhibit 27.1 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------    ---------
                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $  14,882    $   6,500
   Short-term investments ............................      11,854       22,629
   Accounts receivable ...............................          72          167
   Prepaid and other current assets ..................         624          730
                                                         ---------    ---------
       Total current assets ..........................      27,432       30,026

Property and equipment, net ..........................         544          562
Other assets, net of accumulated amortization ........       1,549        1,722
                                                         ---------    ---------
        Total assets .................................   $  29,525    $  32,310
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $     515    $     860
   Accrued expenses ..................................       1,306        1,550
   Technology license obligations, current portion ...         696          777
   Deferred revenue ..................................          80           99
                                                         ---------    ---------
       Total current liabilities .....................       2,597        3,286

Technology license obligations, net of current portion         491          597
                                                         ---------    ---------
       Total liabilities .............................       3,088        3,883
                                                         ---------    ---------
Stockholders' Equity:
   Common stock ......................................          36           35
   Additional paid-in capital ........................     108,578      106,322
   Accumulated other comprehensive loss ..............          (9)         (17)
   Deferred stock compensation .......................      (2,945)      (4,690)
   Accumulated deficit ...............................     (79,223)     (73,223)
       Total stockholders' equity ....................      26,437       28,427
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $  29,525    $  32,310
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Three Months Ended
                                                                    -------------------
                                                                          March 31,
                                                                      2000       1999
                                                                    --------    -------
                                                                         (unaudited)

Net revenues ....................................................   $    254    $   309
Cost of revenues ................................................        293         85
                                                                    --------    -------
Gross profit (loss) .............................................        (39)       224

Operating expenses:
   Research and development, excluding amortization of deferred
    stock compensation of $312 in 2000 and $650 in 1999 .........      2,148      1,887
   Sales and marketing, excluding amortization of deferred
    stock compensation of $237 in 2000 and $394 in 1999 .........      2,171      1,882
   General and administrative, excluding amortization of deferred
 stock compensation of $484 in 2000 and $621 in 1999 ............        950        737
   Amortization of deferred stock
     compensation ...............................................      1,033      1,665
                                                                    --------    -------
       Total operating expenses .................................      6,302      6,171
                                                                    --------    -------
Loss from operations ............................................     (6,341)    (5,947)

Interest expense ................................................        (34)       (36)
Other income and expenses, net ..................................        375        137
                                                                    --------    -------
Net loss ........................................................     (6,000)    (5,846)
                                                                    --------    -------
Other comprehensive income

   Unrealized gains on investments ..............................          9       --

Comprehensive loss ..............................................   $ (5,991)   $(5,846)
                                                                    ========    =======
Accretion of mandatorily redeemable
   convertible preferred stock ..................................   $   --      $  (133)
                                                                    ========    =======
Net loss attributable to common
   stockholders .................................................   $ (6,000)   $(5,979)
                                                                    ========    =======
Net loss per common share--basic and diluted ....................   $   (.17)   $ (1.54)
                                                                    ========    =======
Shares used in per common share
   calculation--basic and diluted ...............................     34,999      3,881
                                                                    ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                              2000       1999
                                                            --------    -------
                                                                (unaudited)

Cash flows from operating activities:
   Net loss .............................................   $ (6,000)   $(5,846)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ....................        266        188
       Amortization of discount on
        technology license obligations ..................         33         36
       Compensation expense incurred on issuance
        of stock ........................................         33        494
       Amortization of deferred stock compensation ......      1,033      1,665
       Changes in assets and liabilities
          Accounts receivable ...........................         95        123
          Prepaid and other current assets ..............        106        (40)
          Other assets ..................................         41         12
          Accounts payable ..............................       (395)       (38)
          Accrued expenses ..............................       (244)       (42)
          Deferred revenue ..............................        (19)       355
                                                            --------    -------
            Net cash used in operating activities .......     (5,051)    (3,093)
                                                            --------    -------
Cash flow provided by investing activities:
   Acquisition of property and equipment ................        (66)       (75)
   Acquisition of licensed technology ...................       (220)      (196)
   Purchases of short-term investments ..................    (17,304)    (1,043)
   Sales of short-term investments ......................     28,087      2,017
                                                            --------    -------
            Net cash provided by investing activities ...     10,497        703
                                                            --------    -------
Cash flows  provided by financing  activities:
   Proceeds from issuance of common stock:
     pursuant to common stock options ...................      2,140         26
     pursuant to common stock warrants ..................        430       --
     under Employee Stock Purchase Plan .................        369       --
   Repurchase of common stock ...........................         (3)        (3)
                                                            --------    -------
            Net cash provided by financing activities ...      2,936         23
                                                            --------    -------
Net increase (decrease) in cash and cash equivalents ....      8,382     (2,367)

Cash and cash equivalents, beginning of period ..........      6,500      3,394
                                                            --------    -------
Cash and cash equivalents, end of period ................   $ 14,882    $ 1,027
                                                            ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business

     Be Incorporated (the "Company" or "Be") was founded in 1990 and offers software platforms designed for Internet appliances and digital media applications. The Company's two software platforms are (i) BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances, and (ii) BeOS, the Company's desktop operating system optimized for digital media applications. Prior to 1998, the Company was engaged primarily in research and development, raising capital and development of its markets and was in the development stage.

2.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results to be expected for the full year. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

     In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

3.   Recent Accounting Pronouncements

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 and has not yet determined whether its application will have a material impact on its financial position or results of operation. The accounting and disclosures prescribed by SAB 101 will be effective for the second quarter of the fiscal year ended December 31, 2000.

     In  March  2000,  the  Financial   Accounting  Standards  Board  issued
     Interpretation No.44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No.25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

4. Net Loss Per Share

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


                                                            Three Months Ended
                                                                 March 31,
                                                             2000        1999
                                                           --------    --------
                                                                (unaudited)

Historical net loss per common share, basic and diluted:
   Net loss ............................................   $ (6,000)   $ (5,846)
   Accretion of mandatorily redeemable
     convertible preferred stock .......................       --          (133)
                                                           --------    --------
   Numerator for net loss, basic and diluted ...........     (6,000)     (5,979)

   Denominator for basic and
    diluted loss per common share:
     Weighted average common shares
       outstanding .....................................     34,999       3,881
                                                           ========    ========
   Net loss per common share basic and diluted .........   $   (.17)   $  (1.54)
                                                           ========    ========
   Antidilutive securities:
     Options to purchase common stock ..................      6,116       1,943
     Common stock not yet vested .......................        403       1,089
     Preferred stock ...................................       --        22,499
     Warrants ..........................................      2,155       2,870
                                                           --------    --------
                                                              8,674      28,401
                                                           ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     Our revenues to date have been primarily generated from the following sources: sale of BeOS to resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generate revenue by collecting commission from sales of third party software through our BeDepot.com Web site. In January 2000, we announced that we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced that a version of BeOS would be made available for personal use at no charge and a more fully featured version would only be available through third party publishers. We have very little or no influence over the marketing and promotional efforts of these third party publishers and we may not generate any meaningful revenues from sales of BeOS through these publishers in the foreseeable future.

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

     Since adopting and incorporating BeIA as the software platform generally represents a significant product decision for developers and manufacturers of Internet appliances and related systems and hardware, we expect longer sales cycle as we collaborate with and educate customers and partners on the use and benefits of BeIA. We expect our revenues in the future to be dependent in large part upon the success of our customers' products using our BeIA platform. We have little or no influence over the development and marketing efforts of our customers. Our customers are generally under no minimum payment obligations of minimum purchase requirements. Our customers and partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. As a result, we have very limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues. Similarly, in the desktop market, we are highly dependent on the marketing efforts and success of our third party publishers. We have little or no influence over these publishers and which makes it difficult to predict the realization or timing of any revenues from BeOS.

     It has been our policy to defer revenues, in accordance with the provisions of software revenue recognition rules, from sales to distributors and resellers and we will apply such a policy in the future on sales of BeOS to publishers and other partners and on royalty payments and other fees received for licensing of BeIA to OEM's and other partners. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of March 31, 2000, we had $80,000 in deferred revenues, related to development work being performed for one of our customers.

     To date, our cost of revenues consists primarily of the cost of packaging, software duplication, documentation, translation and product fulfillment. We use a third party fulfillment house to store, package and ship BeOS in retail channels. We also include in the cost of revenues the amortized costs relating to the license of third party technology used in the development of BeOS. In the future, we expect cost of sales to be mainly related to the licensing of third party technology.

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

     Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related expenses for attending trade shows. We also include costs relating to third party application developers, such as the cost of technical support provided to them in our sales and marketing expenses.

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

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 27% and 61% of total revenues for the three month periods ended March 31, 2000 and March 31, 1999 respectively. We have a subsidiary located in France to market and sell our software platform in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources and we cannot be certain that our investments in establishing offices in other countries will produce desired levels of revenues. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of March 31, 2000, we had recorded deferred compensation related to these options in the total amount of $15.9 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of option at the date of grant. Of this amount, $955,000 were amortized in 1996, $867,000 in 1997, $3.9 million in 1998, $6.2 million in 1999 and $1.0 million in the three month period ended March 31, 2000. Future amortization of expense arising out of options granted through March 31, 2000 is estimated to be $1.6 million in the remaining nine months of 2000, $1.1 million in 2001, $292,000 in 2002 and $7,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison of the Three Month Period ended March 31, 2000 to the Three Month Period ended March 31, 1999

     Net Revenues. Net revenues decreased $55,000 to $254,000 for the three month period ended March 31, 2000 from $309,000 for the three month period ended March 31, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from our announcement in January 2000 to make a version of BeOS available for free download. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software platform for Internet appliances

     Cost of Revenues. Cost of revenues increased $208,000 to $293,000 for the three month period ended March 31, 2000 from $85,000 for the three month period ended March 31, 1999. Gross margin is negative this quarter as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development increased $261,000, or 14%, to $2.1 million for the three month period ended March 31, 2000 from $1.9 million for the three month period ended March 31, 1999. The increase results primarily from increases of approximately $310,000 in personnel expenses, primarily attributable to the hiring of additional research and development personnel.

     Sales and Marketing. Sales and Marketing expenses increased $289,000 to $2.2 million, or 15%, for the three month period ended March 31, 2000 from $1.9 million for the three month period ended March 31, 1999. This increase is primarily attributable to the hiring of additional sales and marketing personnel net of one-time expenses in 1999 and to the development of marketing activities. Personnel expenses increased by $250,000, before the effect of a one-time charge of $347,000 relating to the grant of immediately vested stock options in 1999. The development of marketing activities resulted in increases in expenses related to customer service efforts, market research, public relations and trade-show participation, for a total increase of approximately $460,000.

     General and Administrative. General and administrative expenses increased $213,000, or 29%, to $950,000 for the three month period ended March 31, 2000 from $737,000 for the three month period ended March 31, 1999. The increase results primarily from increases of approximately $330,000 in personnel expenses, premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities, net of a decrease in expenses incurred in preparation of the initial public offering process in 1999.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $632,000, or 38%, to $1.0 million for the three month period ended March 31, 2000, from $1.7 million for the three month period ended March 31, 1999. The decrease is attributable to the cancellation of options and to the amortization methodology. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income increased $240,000 to $331,000 for the three month period ended March 31, 2000 from $101,000 for the three month period ended March 31, 1999. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $2.4 million to $26.7 million at March 31, 2000, from $29.1 million at December 31, 1999. This decrease is primarily attributable to the amounts used to fund operations, net of the proceeds of stock-option exercises.

     Cash used in operating activities increased $2.0 million to $5.1 million for the three month period ended March 31, 2000 as compared to $3.1 million for the three month period ended March 31, 1999. This increase is primarily attributable to the increase in net loss, net of non-cash items, and to decreased payables balances, during the three month period ended March 31, 2000.

     Cash provided by investing activities increased approximately $9.8 million to $10.5 million for the three month period ended March 31, 2000 as compared to $703,000 for the three month period ended March 31, 1999. This increase is primarily attributable to net sales of short-term investments in the three month period ended March 31, 2000.

     Cash provided by financing activities for the three month period ended March 31, 2000 was approximately $2.9 million, which represents a $2.9 million increase in cash provided by financing activities from the three month period ended March 31, 1999 of $23,000. This increase is primarily attributable to the proceeds of $2.1 million received from the exercise of stock options..

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

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact Be's business, operating results and/or financial condition. Anyone making an investment decision with respect to Be's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and our other public filings with the Securities and Exchange Commission.

We have incurred significant net losses and we may never achieve profitability.

     We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999 and $6.0 million for the three month period ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $79.2 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2000 and beyond and we may never become profitable.

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

     We have recently announced that we will be shifting our resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, our software platform intended for Internet appliances. We may be unsuccessful in our attempt to focus primarily on this market and face significant challenges often encountered with companies undergoing a strategic reorganization, which include:

o    inability  to  effectively   shift   existing   product   development   and
     engineering, sales and marketing and management resources to focus on the market for Internet appliances;

o management distraction and loss of key personnel as we focus on this market and shift resources towards the development and marketing of our software platform for Internet appliances market;

o    inadequacy  of  our  existing   resources  to  understand   the  needs  and
     requirements of developers and manufacturers of Internet appliances;

o inability to train existing personnel or hire and train new qualified personnel to address the market for Internet appliances; and

o    failure to adapt to new and evolving trends in Internet appliances.

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

     We were founded in 1990 and shipped our first commercial product in December 1998. Prior to 1998, our business was primarily focused on research and product development activities. To date, we have not generated any significant revenues from sales of our products and this makes it difficult to evaluate our business and prospects. In January 2000, we announced a shift in our resources to focus primarily on the Internet appliances market, a new and unproven market and a market in which we have little experience competing. Your evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in an early stage of development and offering products in a market featuring intense competition from companies with substantially greater financial and marketing resources. Risks faced in this regard include:

o our inability to manage or adapt to new and evolving trends in Internet appliances and digital media; o our inability to market our product as a viable software platform, especially to leading developers and manufacturers of Internet appliances;

o our failure to gain any sustainable level of market share or to compete with operating systems and software platforms offered by others; and

o    costs and delays in releasing new versions and product upgrades.

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

     The markets in which we participate or seek to participate are subject to:

o    rapid technological change;

o    frequent product upgrades and enhancements;

o    changing customer requirements for new products and features; and

o    multiple, competing and evolving industry standards.

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

     Our expense levels are fixed and based, in part, on our expectations of future sales. We may be unable to adjust spending in a timely manner to compensate for any sales shortfall. A significant portion of our expenses include minimum payments for licensed technology under licensing agreements, payment obligations under non-cancellable lease arrangements, rent and other payments that are fixed and do not vary with revenues. We plan to increase our operating expenses to:

o    expand our sales and marketing efforts;

o    fund greater levels of product development and engineering;

o expand and increase the number of our relationships with strategic partners; and

o    broaden our customer support capabilities.

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

     To succeed in the implementation of our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our products and product support capabilities especially those intended for the Internet appliance market, and implement effective planning and operating processes. To manage any anticipated growth we must:

o establish and manage multiple relationships with OEMs, Internet service and content providers and other third parties;

o continue to implement and improve our operational, financial and management information systems; and

o    hire, train and retain additional qualified personnel.

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

o    competitive pricing pressures;

o    rapid technological changes; and

o    sales discounts.

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

The recent issuance by the SEC of an accounting bulletin related to revenue recognition, SAB 101, may have a material impact on our financial performance.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accounting principles to revenue recognition in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2000. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet expectations of securities analysts for any period.

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

     As of March 31, 2000, we had 100 employees. We anticipate that the number of employees may increase during the next 12 months as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support growing operations. Competition for qualified employees is intense. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations

Product defects may harm our business and reputation.

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

Our stock price is highly volatile.

     The trading price of our common stock has fluctuated significantly and has ranged from $3.25 to $39.5625 over the past 10 months since our initial public offering in July 1999. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

o    announcement   by  us  or  our   competitors   of   significant   strategic
     partnerships, joint ventures, significant contracts, or acquisitions, or rumors to that effect;

o announcement by us of loss of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

o news and announcements relating to the ongoing antitrust actions involving Microsoft;

o announcements by us or our competitors concerning software errors or delays in product releases;

o availability of key software applications developed for our products or our competitor's products; and

o    changes in financial estimates by securities analysts.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

          None.

Sales of Unregistered Securities

          In the three month period ended March 31 2000, we sold 429,903 shares of our common stock to 13 stockholders pursuant to exercises of warrants for an aggregate purchase price of $429,903. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D.

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

BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                                Date : May 9, 2000
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ ALBERT A. LOMBARDO                                  Date : May 9, 2000
      Albert A. Lombardo
      Vice President, Finance and Accounting