Form 10-Q
period 2000-06-30
BE INC
filed 2000-08-11
CIK 895921

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (1) Yes (2)

The number of shares of Common Stock outstanding as of July 31, 2000 was 36,037,748.

                                 BE INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements:

              Consolidated  Balance  Sheets at June 30, 2000 and
              December 31, 1999 ...............................................2

              Consolidated Statements of Operations for the three and
              six month periods ended June 30, 2000 and June 30, 1999..........3

              Consolidated  Statements  of Cash Flows for the six month
              periods ended June 30, 2000 and June 30, 1999....................4

              Notes to Condensed Consolidated Financial Statements.............5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................7


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......26


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................27

     Item 2.  Changes in Securities and Use of Proceeds ......................27

     Item 3.  Defaults upon Senior Securities ................................27

     Item 4.  Submission of Matters to a Vote of Security Holders ............27

     Item 5.  Other Information ..............................................27

     Item 6.  Exhibits and Reports on Form 8-K ...............................28

              Signatures .....................................................29

              Exhibit 27.1 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------    ---------
                                                         (unaudited)  (audited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $  13,717    $   6,500
   Short-term investments ............................       8,587       22,629
   Accounts receivable ...............................         129          167
   Prepaid and other current assets ..................         585          730
      Total current assets ...........................      23,018       30,026
                                                         ---------    ---------
Property and equipment, net ..........................         477          562
Other assets, net of accumulated amortization ........       1,381        1,722

        Total assets .................................   $  24,876    $  32,310
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $     289    $     860
   Accrued expenses ..................................       1,358        1,550
   Technology license obligations, current portion ...         599          777
   Deferred revenue ..................................          80           99
                                                         ---------    ---------
      Total current liabilities ......................       2,326        3,286

Technology license obligations, net of current portion         505          597
                                                         ---------    ---------
      Total liabilities ..............................       2,831        3,883
                                                         ---------    ---------

Stockholders' Equity:
   Common stock ......................................          36           35
   Additional paid-in capital ........................     108,616      106,322
   Accumulated other comprehensive loss ..............          (4)         (17)
   Deferred stock compensation .......................      (2,261)      (4,690)
   Accumulated deficit ...............................     (84,342)     (73,223)
      Total stockholders' equity .....................      22,045       28,427
                                                         ---------    ---------

        Total liabilities and stockholders' equity ...   $  24,876    $  32,310
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                     Three Months Ended       Six Months Ended
                                                                    --------------------    --------------------
                                                                           June 30,                June 30,
                                                                      2000        1999        2000        1999
                                                                    --------    --------    --------    --------
                                                                           (unaudited)            (unaudited)

Net revenues ....................................................   $    142    $    537    $    396    $    846
Cost of revenues ................................................        261         239         554         324
                                                                    --------    --------    --------    --------
Gross profit (loss) .............................................       (119)        298        (158)        522

Operating expenses:
   Research and development, excluding amortization of deferred .      1,843       1,783       3,991       3,670
     stock compensation of $197, $523, $509 and $1,109
   Sales and marketing, excluding amortization of deferred ......      1,983       2,459       4,154       4,341
     stock compensation of $189, $494, $426 and $895
   General and administrative, excluding amortization of deferred        839         822       1,789       1,559
     stock compensation of $271, $696, $755 and $1,374
   Amortization of deferred stock
     compensation ...............................................        657       1,713       1,690       3,378
       Total operating expenses .................................      5,322       6,777      11,624      12,948
                                                                    --------    --------    --------    --------
Loss from operations ............................................     (5,441)     (6,479)    (11,782)    (12,426)

Interest expense ................................................        (29)        (38)        (63)        (74)
Other income and expenses, net ..................................        351          70         726         207
                                                                    --------    --------    --------    --------
Net loss ........................................................     (5,119)     (6,447)    (11,119)    (12,293)
                                                                    --------    --------    --------    --------
Accretion of mandatorily redeemable
   convertible preferred stock ..................................   $   --      $   (131)   $   --      $   (264)

Net loss attributable to common
   stockholders .................................................   $ (5,119)   $ (6,578)   $(11,119)   $(12,557)
                                                                    ========    ========    ========    ========

Net loss per common share--basic and diluted ....................   $   (.14)   $  (1.54)   $   (.32)   $  (3.07)
                                                                    ========    ========    ========    ========
Shares used in per common share
   calculation--basic and diluted ...............................     35,496       4,266      35,247       4,090
                                                                    ========    ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Six Months Ended
                                                                  June 30,
                                                             2000        1999
                                                           --------    --------
                                                                 (unaudited)
Cash flows from operating activities:
   Net loss ............................................   $(11,119)   $(12,293)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................        580         447
       Amortization of discount on
        technology license obligations .................         63          61
       Compensation expense incurred on issuance
        of stock .......................................         33         497
       Amortization of deferred stock compensation .....      1,690       3,378
       Changes in assets and liabilities
          Accounts receivable ..........................         38         235
          Prepaid and other current assets .............        174         (54)
          Other assets .................................       --            64
          Accounts payable .............................       (621)        522
          Accrued expenses .............................       (167)       (162)
          Deferred revenue .............................        (19)        174
                                                           --------    --------
            Net cash used in operating activities ......     (9,348)     (7,131)
                                                           --------    --------

Cash flow provided by investing activities:
   Acquisition of property and equipment ...............        (89)       (371)
   Acquisition of licensed technology ..................       (389)       (452)
   Purchases of short-term investments .................    (37,546)     (1,035)
   Sales of short-term investments .....................     51,588       6,953
                                                           --------    --------
            Net cash provided by investing activities ..     13,564       5,095
                                                           --------    --------

Cash flows provided (used in) by financing activities:
   Proceeds from issuance of common stock:
     pursuant to common stock options ..................      2,181          59
     pursuant to common stock warrants .................        455        --
     under Employee Stock Purchase Plan ................        368        --
   Initial public offering costs .......................       --           (96)
   Repurchase of common stock ..........................         (3)         (3)
                                                           --------    --------
            Net cash provided (used in)
                by financing activities ................      3,001         (40)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...      7,217      (2,076)

Cash and cash equivalents, beginning of period .........      6,500       3,394
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 13,717    $  1,318
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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 and has not yet determined whether its application will have a material impact on its financial position or results of operation. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of 2000.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No.44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No.25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company is currently evaluating the effect on its financial position and results of operations.

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

                                                                Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                2000        1999        2000        1999
                                                              --------    --------    --------    --------
                                                                    (unaudited)           (unaudited)
Historical net loss per common share, basic and diluted:
   Net loss ...............................................   $ (5,119)   $ (6,447)   $(11,119)   $(12,293)
   Accretion of mandatorily redeemable
     convertible preferred stock ..........................       --          (131)       --          (264)
                                                              --------    --------    --------    --------
   Numerator for net loss, basic and diluted ..............     (5,119)     (6,578)    (11,119)    (12,557)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................     35,496       4,266      35,247       4,090
                                                              ========    ========    ========    ========

   Net loss per common share basic and diluted ............   $   (.14)   $  (1.54)   $   (.32)   $  (3.07)
                                                              ========    ========    ========    ========
   Antidilutive securities:
     Options to purchase common stock .....................      4,433       5,664       5,210       5,664
     Common stock not yet vested ..........................        332         883         332         883
     Preferred stock ......................................       --        22,499        --        22,499
     Warrants .............................................      2,130       2,870       2,130       2,870
                                                              --------    --------    --------    --------
                                                                 6,895      31,916       7,672      31,916
                                                              ========    ========    ========    ========

5.   Comprehensive  Income (loss)

     Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for reporting and display of comprehensive income (loss) and its components. The following are the components of comprehensive income (loss) (in thousands):

                                              Three Months Ended     Six Months Ended
                                                  June 30,                June 30,
                                             2000         1999        2000        1999
                                             ------      ------     -------     -------
                                                  (unaudited)           (unaudited)
Net loss ...............................   $ (5,119)   $ (6,447)   $(11,119)   $(12,293)
Unrealized gain on marketable securities          5        --            13        --
                                             ------      ------     -------     -------
Comprehensive loss .....................     (5,114)     (6,447)    (11,106)    (12,293)
                                             ======      ======     =======     =======

     The components of accumulated other income, net of related tax are as follows (in thousands):

                                                     June 30,      December 31,
                                                       2000            1999
                                                      -----           -----
                                                   (unaudited)       (audited)

Unrealized loss on marketable securities .............$  (4)          $(17)
                                                      -----           -----
                                                      $  (4)          $(17)
                                                      =====           =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     Our revenues to date have been primarily generated from the following sources: sale of BeOS to resellers, distributors and publishers, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generated revenue by collecting commission from sales of third party software through our BeDepot.com Web site. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. Since this shift in focus, revenues have been primarily generated from royalties on sales by publishers. We have very little or no influence over the marketing and promotional efforts of these third party publishers and we may not generate any meaningful revenues from sales of BeOS through these publishers in the foreseeable future. We expect our future revenues to be primarily generated through royalty payments and service fees from developers and manufacturers of Internet appliances, and other systems and hardware manufacturers incorporating BeIA into their products.

     Since  adopting  and  incorporating  BeIA as a software  platform  solution generally represents a significant product decision for developers and manufacturers of Internet appliances and related systems and hardware, we expect longer sales cycle as we collaborate with and educate customers and partners on the use and benefits of BeIA. We expect our revenues in the future to be dependent in large part upon the success of our customers' products using our BeIA platform. We have little or no influence over the development and marketing efforts of our customers. Our customers are generally under no minimum payment obligations or minimum purchase requirements. Our customers and partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. As a result, we have very limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues. Similarly, in the desktop market, we are highly dependent on the marketing efforts and success of our third party publishers. We have little or no influence over these publishers and which makes it difficult to predict the realization or timing of any revenues from BeOS.

     It has been our policy to record revenues, in accordance with the provisions of software revenue recognition rules, from sales to distributors and resellers and we will apply such a policy in the future on sales of BeOS to publishers and other partners and on royalty payments and other fees received for licensing of BeIA to OEM's and other partners. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of June 30, 2000, we had $80,000 in deferred revenues, related to development work being performed for one of our customers.

     Prior to the shift in focus, our cost of revenues consisted primarily of the cost of packaging, software duplication, documentation, translation and product fulfillment. We also included in the cost of revenues the amortized costs relating to the license of third party technology used in the development of BeOS. In the future, we expect cost of revenues to be mainly related to the licensing of third party technology.

     Our research and development expenses consist primarily of compensation and related costs for research and development personnel. We also include in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs include the cost of licensing technology that is incorporated into a product or an enhancement which is still in preliminary development and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. We expect that research and development expenses will increase substantially in the future as we further develop and enhance our products and develop new products including those intended for the Internet appliances market.

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

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 19% and 9% of total revenues for the three month period ended June 30, 2000 and for the six month period ended June 30, 2000 respectively. We have a subsidiary located in France to market and sell our software platform in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of June 30, 2000, we had recorded deferred compensation related to these options in the total amount of $15.9 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of option at the date of grant. Of this amount, $955,000 were amortized in 1996, $867,000 in 1997, $3.9 million in 1998, $6.2 million in 1999 and $1.7 million in the six month period ended June 30, 2000. Future amortization of expense arising out of options granted through June 30, 2000 is estimated to be $936,000 in the remaining six months of 2000, $1.0 million in 2001, $290,000 in 2002 and $3,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.


Comparison of the Three Month Period ended June 30, 2000 to the Three Month Period ended June 30, 1999

     Net Revenues. Net revenues decreased $395,000 to $142,000 for the three month period ended June 30, 2000 from $537,000 for the three month period ended June 30, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from our announcement in January 2000 to make a version of BeOS available for free download. During the quarter ended June 30, 2000, revenues were primarily attributable to shipments under the recently announced publisher agreements. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software platform for Internet appliances.

     Cost of Revenues. Cost of revenues increased $22,000 to $261,000 for the three month period ended June 30, 2000 from $239,000 for the three month period ended June 30, 1999. Gross margin is negative this quarter as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development expenses were stable at $1.8 million for the three month period ended June 30, 2000 as compared with the three month period ended June 30, 1999.

     Sales and Marketing. Sales and Marketing expenses decreased $476,000 to $2.0 million, or 19%, for the three month period ended June 30, 2000 from $2.5 million for the three month period ended June 30, 1999. This decrease is primarily attributable to the refocusing of the Company initiated in the first quarter of 2000, following which, the Company's target audience shifted from end users to OEM's (original equipment manufacturers) and ODM's (original design manufacturers). Additionally, the Web site technology purchased in 1998 is now fully amortized.

     General and Administrative. General and administrative expenses were stable at $800,000 for the three month period ended June 30, 2000 as compared with the three month period ended June 30, 1999. This reflects an increase in personnel expenses and premiums related to insurance coverage obtained concurrently with the initial public offering and a decrease in the allocation of facilities expenses.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $1.1million, or 62%, to $657,000 for the three month period ended June 30, 2000, from $1.7 million for the three month period ended June 30, 1999. The decrease is attributable to the cancellation of options and to the amortization methodology. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income increased $290,000 to $322,000 for the three month period ended June 30, 2000 from $32,000 for the three month period ended June 30, 1999. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Comparison of the Six Month Period ended June 30, 2000 to the Six Month Period Ended June 30, 1999

     Net Revenues. Net revenues decreased $450,000 to $396,000 for the six month period ended June 30, 2000 from $846,000 for the six month period ended June 30, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from our announcement in January 2000 to make a version of BeOS available for free download. During the second quarter of 2000, revenues were primarily attributable to shipments under the recently announced publisher agreements, while in the first quarter they were generated from revenue deferred in previous quarters. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software platform for Internet appliances

     Cost of Revenues. Cost of revenues increased $230,000 to $554,000 for the six month period ended June 30, 2000 from $324,000 for the six month period ended June 30, 1999. Gross margin is negative for the first half of 2000 as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development increased $321,000, or 9%, to $4.0 million for the six month period ended June 30, 2000 from $3.7 million for the six month period ended June 30,1999. The increase results primarily from an increase in personnel expenses following the hiring of additional staff and in the allocation of facilities expenses.

     Sales and Marketing. Sales and Marketing decreased $187,000, or 4%, to $4.2 million for the six month period ended June 30, 2000 from $4.3 million for the six month period ended June 30,1999. This decrease is primarily attributable to the impact of refocusing of marketing activities initiated in the first quarter of 2000, net of an increase in personnel costs following the hiring of additional sales and marketing personnel. The refocusing of marketing activities resulted in an increase in public relations activities and a decrease in the costs relating to our third party developer programs for a net decrease of approximately $300,000. Personnel expenses increased by $450,000, before the effect of a one-time charge of $347,000 relating to the grant of immediately vested stock options in 1999.

     General and Administrative. General and administrative expenses increased $230,000, or 15%, to $1.8 million for the six month period ended June 30, 2000 from $1.6 million for the six month period ended June 30, 1999. The increase results primarily from increases in personnel expenses, premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities, net of a decrease in expenses incurred in preparation of the initial public offering process in 1999.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $1.7 million, or 50%, to $1.7 million for the six month period ended June 30, 2000, from $3.4 million for the six month period ended June 30, 1999. The decrease is attributable to the cancellation of options and to the amortization methodology. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income increased $530,000 to $663,000 for the six month period ended June 30, 2000 from $133,000 for the six month period ended June 30, 1999. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $6.8 million to $22.3 million at June 30, 2000, from $29.1 million at December 31, 1999. This decrease is primarily attributable to the amounts used to fund operations, net of the proceeds of stock-option exercises.

     Cash used in operating activities increased $2.2 million to $9.3 million for the six month period ended June 30, 2000 as compared to $7.1 million for the six month period ended June 30, 1999. This increase is primarily attributable to the increase in net loss, net of non-cash items, and to decreased payables balances, during the six month period ended June 30, 2000.

     Cash provided by investing activities increased approximately $8.5 million to $13.6 million for the six month period ended June 30, 2000 as compared to $5.1 million for the six month period ended June 30, 1999. This increase is primarily attributable to net sales of short-term investments in the six month period ended June 30, 2000.

     Cash provided by financing activities for the six month period ended June 30, 2000 was approximately $3.0 million as compared with cash used in financing activities of $40,000 in the six month period ended June 30, 1999. This increase is primarily attributable to the proceeds of $2.2 million received from the exercise of stock options..

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. Sales of BeOS have been our primary source of revenue in the past. We have little or no influence over the marketing and promotional efforts of third party publishers and their success, and we may not generate any meaningful revenues from sale of BeOS in the future through these publishers.

     We expect our revenues and cash flow for the future periods to be negatively impacted as a result of providing a version of BeOS for free. In July 1999, we completed the initial public offering of our common stock and raised approximately $32.2 million in net cash proceeds. We raised an additional $3.1 million in net proceeds in August 1999 upon the underwriters' exercise of their over-allotment option. The proceeds of the initial public offering are and will be used for working capital and general corporate purposes, including any expansion of our sales and marketing efforts, increases in research and development activities, and licensing and acquisition of new technologies. Since inception, we have experienced losses and negative cash flow from operations and expect to continue to experience significant negative cash flow in the foreseeable future. In addition, in the future, we will need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, if and when needed, we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations.

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

     We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999 and $11.1 million for the six month period ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $84.3 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2000 and beyond and we may never become profitable.

     We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. Sales of BeOS, our desktop operating system, to resellers and distributors and direct sales to end users have accounted for the primary source of our revenues to date. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. As a result, we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. Our shift to focus primarily on the market for Internet appliances may not result in any increase in our revenues or any improvement in our operations or financial condition and may not offset the loss of revenues from sales of BeOS. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

We will need to raise additional capital that may not be available to us.

     We currently believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements for the next 12 months. However, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to expand our sales and marketing efforts, further develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any of these events could have a material adverse effect on our business and results of operations. If additional capital is raised through the issuance of equity securities, our stockholders' percentage ownership of the common stock will be reduced and our stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of our stockholders. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

We have recently shifted our resources to focus primarily on a new and undeveloped market.

     In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, our software platform intended for Internet appliances. We may be unsuccessful in our attempt to focus primarily on this market and face significant challenges often encountered with companies undergoing a strategic reorganization, which include:

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

     Our success depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and Internet service and content providers. In the Internet appliance market, we have agreements with Compaq Computer Corporation, Qubit Technology and Fountain Technologies Inc., and collaboration arrangements with National Semiconductor, Inc., First International Computer, Inc. (FIC), Arima Computer Corporation (Arima) and DT Research, Inc. We cannot be certain that we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote our software platform. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. The market for Internet appliances is new and subject to rapid technological change. We may be unable to successfully meet the requirements of existing or future strategic partners. As a result, we may be unable to maintain strategic relationships with developers and manufacturers of Internet appliances and Internet service and content providers. If we are unable to develop or maintain relationships with strategic partners and customers, we will have difficulty selling and gaining market acceptance for our products and our business and results of operations will be materially adversely affected.

Agreements with strategic partners may not result in any increase in our revenues or improvement in our operations or financial conditions.

     Existing agreements with OEM customers, for example, those with Compaq, Qubit and Fountain, and arrangements with our other strategic partners including National Semiconductor, FIC and Arima, generally do not contain any minimum purchase commitments or minimum payment obligations. Similarly, new agreements with additional OEM customer and arrangements with new strategic partners, may not contain any minimum purchase commitments or minimum payment obligations. Agreements with existing and new OEM customers may be limited to a pilot or test program. These partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. In addition, our arrangements with existing and new strategic partners may not result in the marketing or shipment of any commercial products based on our platform or may include only a limited number of demonstration models. As a result, existing arrangements and new arrangements, if any, with strategic partners may not result in any actual sales, any increase in our revenues, or any improvement in our operations or financial condition.

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

     We have two principle products, BeIA, our software platform intended for the Internet appliances market and BeOS, our operating system intended for the desktop market. BeOS has been our primary source of revenues in the past and it has been used primarily by a limited number of enthusiasts and application developers. Our business and prospects are dependent on the broader market acceptance of our products, especially the acceptance of BeIA as a viable software platform for a broad range of Internet appliances and devices enabling Internet-based and digital media applications. In an effort to increase the market acceptance of our software platform, a version of BeOS has been made available for personal use for no charge. Despite these efforts, we may not experience any significant increase in the number of BeOS users or a broader market acceptance of our software platform and developers may decide not to adopt or develop products based on our software platform.

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

     In March of 2000, a version of BeOS was made available for personal use at no charge. In April of 2000, we also made the commercial version of BeOS available through third party publishers. Our success in the desktop market is highly dependent on these publishers' ability to sell and market BeOS and incorporate it as part of successful product offerings. We have little or no ability to influence the marketing and promotional efforts of these publishers and these companies may fail to dedicate adequate resources necessary to successfully market and promote the commercial version of BeOS.

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

     In an attempt to increase the market acceptance of our software platform, we have made a version of BeOS available to end users for free. In the future, we may decide to continue to forego immediate revenue potential by providing other versions of BeOS at little or no cost. We may also forego near-term revenue potential in the Internet appliances market by providing BeIA to developers and manufactures at little to no cost. Customers, whether end-users or the developers or manufacturers of Internet appliances, may be unwilling to pay for any upgrades or enhanced versions of our products. Our decision to forego near-term revenue in expectation of increasing the users and adopters of our software platform may not yield any increase or sustainable market acceptance for our products and may not result in any future revenues. In addition, we may reduce prices in response to competitive factors or to pursue new market opportunities.

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

     In part to encourage the development of an increasing number of applications that operate on our software platform and to increase market acceptance for our products, we have made a version of BeOS available for personal use at no charge. However, providing a version of BeOS to end-users for free may not result in any significant increase in the number of BeOS users and third party developers, which are generally under no obligation to develop applications based on our software platform, may not increase their development of applications that run on our products. A developer's decision to write applications for our software platform is based in part on the perception and analysis of the relative technical, financial and other benefits of developing applications for our platform versus writing applications for more popular operating systems such as Microsoft's Windows, Apple's Mac OS, Palm OS, or Linux. If we fail to attract a sufficient number of application developers who develop and market successful applications on out software platform, the demand for our products and our business will suffer. Moreover, any delay or unsuccessful release of third party applications could have a material adverse effect on our business and results of operations.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accounting principles to revenue recognition in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending December 31, 2000. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet expectations of securities analysts for any period.

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

     As of June 30, 2000, we had 106 employees. We anticipate that the number of employees may increase during the next 12 months as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support growing operations. Competition for qualified employees is intense. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

Our stock price is highly volatile.

     The trading price of our common stock has fluctuated significantly and has ranged from $3.25 to $39.5625 over the past 12 months since our initial public offering in July 2000. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

          None.

Sales of Unregistered Securities

          In the three month period ended June 30 2000, we sold 24,722 shares of our common stock to one stockholder pursuant to the exercise of warrants for an aggregate purchase price of $24,722. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's 2000 Annual Meeting of Stockholders held on May 30, 2000, stockholders voted on the following:

          Proposal I - Election of Directors - The following directors were each elected for a three-year term expiring at the 2003 Annual Meeting of
          Stockholders:

               Nominee                              For                 Abstain
               ------------------------           ---------            ---------
               Christian E. Marchandise           24,497,671             97,376
               William F. Zuendt                  24,510,519             84,528

               The following directors will continue to serve as members of the Company's board of directors until their term is expired: Barry
               M. Weinman, Garrett P. Gruener, Andrei M. Manoliu, Ph.D., Jean-Louis F. Gassee and Stewart Alsop.

          Proposal II - Ratification of selection of PricewaterhouseCoopers LLP as the Company's Independent Auditors for the fiscal year ended December 31, 2000.

                   For          Against      Abstain     Broker Non-Vote
               ----------       -------      -------     ---------------
               24,565,627       21,909       7,611             0


ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

               3.1* Amended and Restated Certificate of Incorporation

               3.2* Bylaws

               27.1 Financial Data Schedule (EDGAR version only)

               * Filed with the Company's Registration Statement on Form S-1, Registration No. 333-77855, declared effective by the Securities and Exchange Commission on July 20, 2000, incorporated herein by reference.


          (b) Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                            Date : August 11, 2000
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ ALBERT A. LOMBARDO                              Date : August 11, 2000
      Albert A. Lombardo
      Vice President, Finance and Accounting