Form 10-Q
period 2000-09-30
BE INC
filed 2000-11-13
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (1) Yes (2)

The number of shares of Common Stock outstanding as of October 31, 2000 was 36,149,544.






                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements:

              Consolidated  Balance  Sheets at September 30, 2000 and
              December 31, 1999 ...............................................2

              Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and September 30, 1999....3

              Consolidated  Statements  of Cash Flows for the six month
              periods ended September 30, 2000 and September 30, 1999..........4

              Notes to Condensed Consolidated Financial Statements.............5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......28


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................29

     Item 2.  Changes in Securities and Use of Proceeds ......................29

     Item 3.  Defaults upon Senior Securities ................................29

     Item 4.  Submission of Matters to a Vote of Security Holders ............29

     Item 5.  Other Information ..............................................29

     Item 6.  Exhibits and Reports on Form 8-K ...............................29

              Signatures .....................................................30

              Exhibit 27.1 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      September 30, December 31,
                                                          2000          1999
                                                         ---------    ---------
                                                       (unaudited)    (audited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $   9,982    $   6,500
   Short-term investments ............................       8,039       22,629
   Accounts receivable ...............................          30          167
   Prepaid and other current assets ..................         819          730
       Total current assets ..........................      18,870       30,026
                                                         ---------    ---------
Property and equipment, net ..........................         419          562
Other assets, net of accumulated amortization ........       1,127        1,722

        Total assets .................................   $  20,416    $  32,310
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY .................
Current liabilities: .................................
   Accounts payable ..................................   $     177    $     860
   Accrued expenses ..................................       1,151        1,550
   Technology license obligations, current portion ...         310          777
   Deferred revenue ..................................          80           99
       Total current liabilities .....................       1,718        3,286
                                                         ---------    ---------
Technology license obligations, net of current portion         556          597
                                                         ---------    ---------
       Total liabilities .............................       2,274        3,883
                                                         ---------    ---------
Stockholders' Equity:
   Common stock ......................................          36           35
   Additional paid-in capital ........................     108,933      106,322
   Accumulated other comprehensive gain/(loss) .......           1          (17)
   Deferred stock compensation .......................      (1,715)      (4,690)
   Accumulated deficit ...............................     (89,113)     (73,223)
       Total stockholders' equity ....................      18,142       28,427
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $  20,416    $  32,310
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                      2000          1999     2000         1999
                                                                    --------    --------    --------    --------
                                                                          (unaudited)              (unaudited)
Net revenues ....................................................   $     68    $    775    $    464    $  1,621
Cost of revenues ................................................        216         372         770         696
                                                                    --------    --------    --------    --------
Gross profit (loss) .............................................       (148)        403        (306)        925

Operating expenses:
   Research and development, excluding amortization of deferred .      2,088       2,005       6,079       5,675
     stock compensation of $159, $454, $667 and $1,558
   Sales and marketing, excluding amortization of deferred ......      1,422       2,179       5,576       6,520
     stock compensation of $121, $476, $547 and $1,375
   General and administrative, excluding amortization of deferred        880         961       2,669       2,520
     stock compensation of $227, $666, $983 and $2,041
   Amortization of deferred stock compensation ..................        507       1,596       2,197       4,974
       Total operating expenses .................................      4,897       6,741      16,521      19,689
                                                                    --------    --------    --------    --------
Loss from operations ............................................     (5,045)     (6,338)    (16,827)    (18,764)

Interest expense ................................................        (58)        (32)       (121)       (106)
Other income and expenses, net ..................................        332         316       1,058         523
                                                                    --------    --------    --------    --------
Net loss ........................................................     (4,771)     (6,054)    (15,890)    (18,347)
                                                                    --------    --------    --------    --------
Accretion of mandatorily redeemable
   convertible preferred stock ..................................   $   --      $    (28)   $   --      $   (292)

Net loss attributable to common
   stockholders .................................................   $ (4,771)   $ (6,082)   $(15,890)   $(18,639)
                                                                    ========    ========    ========    ========

Net loss per common share--basic and diluted ....................   $   (.13)   $   (.22)   $   (.45)   $  (1.56)
                                                                    ========    ========    ========    ========
Shares used in per common share
   calculation--basic and diluted ...............................     35,722      27,853      35,406      11,921
                                                                    ========    ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Nine Months Ended
                                                                September 30,
                                                              2000        1999
                                                           --------    --------
                                                               (unaudited)
Cash flows from operating activities:
   Net loss ............................................   $(15,890)   $(18,347)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................        905         721
       Amortization of discount on
        technology license obligations .................         87          93
       Compensation expense incurred on issuance
        of stock .......................................         34         506
       Amortization of deferred stock compensation .....      2,197       4,974
       Changes in assets and liabilities
          Accounts receivable ..........................        137        (341)
          Prepaid and other current assets .............        (45)       (460)
          Other assets .................................       --            64
          Accounts payable .............................       (733)        545
          Accrued expenses .............................       (519)       (240)
          Deferred revenue .............................        (19)        196
                                                           --------    --------
            Net cash used in operating activities ......    (13,846)    (12,289)
                                                           --------    --------

Cash flow provided (used in) by investing activities:
   Acquisition of property and equipment ...............       (121)       (504)
   Acquisition of licensed technology ..................       (501)       (975)
   Purchases of short-term investments .................    (55,813)    (77,554)
   Sales of short-term investments .....................     70,408      63,199
                                                           --------    --------
            Net cash provided (used in)
                 by investing activities ...............     13,973     (15,834)
                                                           --------    --------

Cash flows  provided by financing  activities:
Proceeds from issuance of common stock:
     pursuant to common stock options ..................      2,201          60
     pursuant to common stock warrants .................        455        --
     under Employee Stock Purchase Plan ................        702        --
     in initial public offering, net ...................       --        35,693
   Repurchase of common stock ..........................         (3)         (4)
                                                           --------    --------
            Net cash provided by financing activities ..      3,355      35,749
                                                           --------    --------
Net increase in cash and cash equivalents ..............      3,482       7,626
                                                           --------    --------
Cash and cash equivalents, beginning of period .........      6,500       3,394
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  9,982    $ 11,020
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


     The Company believes that existing cash and cash equivalents may not be sufficient to meet the Company's operating and capital requirements at its currently anticipated level of operations beyond the end of the second quarter of 2001. Additional capital may be necessary in order to fund the Company's operations at the currently anticipated levels beyond the second quarter of 2001. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional capital There can be no assurance that the Company will be able to obtain additional funds, on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it will have to scale back its business and may not be able to further develop or enhance its product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. The Company's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

3.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects, if any, on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No.44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No.25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 in July 2000 did not have an impact on the Company's financial position and results of operations.

4. Net Loss Per Share

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options and warrants. Options and warrants were not included in the computation of diluted net loss per common share because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                               Three Months Ended      Nine Months Ended
                                                                     June 30,             September 30,
                                                                2000         1999       2000         1999
                                                              --------    --------    --------    --------
                                                                   (unaudited)            (unaudited)
Historical net loss per common share, basic and diluted:
   Net loss ...............................................   $ (4,771)   $ (6,054)   $(15,890)   $(18,347)
   Accretion of mandatorily redeemable
     convertible preferred stock ..........................       --           (28)       --          (292)
                                                              --------    --------    --------    --------
   Numerator for net loss, basic and diluted ..............     (4,771)     (6,082)    (15,890)    (18,639)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................     35,722      27,853      35,406      11,921
                                                              ========    ========    ========    ========

   Net loss per common share basic and diluted ............   $   (.13)   $   (.22)   $   (.45)   $  (1.56)
                                                              ========    ========    ========    ========

   Antidilutive securities:
     Options to purchase common stock .....................      1,197       6,320       5,210       6,320
     Common stock not yet vested ..........................        332         692         332         692
     Warrants .............................................      2,130       2,870       2,130       2,870
                                                              --------    --------    --------    --------
                                                                 3,659       9,882       7,672       9,882
                                                              ========    ========    ========    ========

5. Comprehensive Income (loss)
   ---------------------------

     Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and the display of comprehensive income (loss) and its components. The following are the components of comprehensive income (loss) (in thousands):

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             2000         1999       2000         1999
                                           --------    --------    --------    --------
                                                (unaudited)           (unaudited)
Net loss ...............................   $ (4,771)   $ (6,054)   $(15,890)   $(18,347)
Unrealized gain on marketable securities          5          18
                                           --------    --------    --------    --------
Comprehensive loss .....................   $ (4,766)   $ (6,054)   $(15,872)   $(18,347)
                                           ========    ========    ========    ========


   The components of accumulated other income, net of related tax are as follows (in thousands):

                                                   September 30,    December 31,
                                                      2000             1999
                                                      -----           -----
                                                   (unaudited)       (audited)
Unrealized gain (loss) on marketable securities.......$   1           $(17)
                                                      -----           -----
                                                      $   1           $(17)
                                                      =====           =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY; " VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

     Be was founded in 1990. We offer software platforms designed for Internet appliances and digital media applications. Our two software platforms are (i) BeIA, a turnkey integrated software platform and development tools that enable the creation of customized Internet appliances, and (ii) BeOS, our desktop operating system optimized for digital media applications.

     Revenues. Prior to 1998, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS, our desktop operating system that was targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. In February of 2000, we announced the availability of BeIA, our software platform intended for the Internet appliances market.

     Our revenues to date have been primarily generated from the following sources: sale of BeOS to resellers, distributors and publishers, and direct sales of BeOS to end users through our former BeDepot.com Web site. We also generated revenue by collecting commissions from sales of third party software through such BeDepot.com Web site. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. Since this shift in focus, revenues have been primarily generated from royalties on sales by publishers. We have very little or no influence over the marketing and promotional efforts of these third party publishers. To date, we have not generated any significant revenues from sales of BeOS through third party publishers and we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. We expect our future revenues to be primarily generated through royalty payments and service fees from developers and manufacturers of Internet appliances, and other device and service providers incorporating BeIA into their products.

     Since  adopting  and  incorporating  BeIA as a software  platform  solution generally represents a significant product decision for developers and manufacturers of Internet appliances and related systems and hardware, we expect longer sales cycles as we collaborate with and educate customers and partners on the use and benefits of BeIA. We expect our revenues in the future to be dependent in large part upon the success of our customers' products using our BeIA platform. We have little or no influence over the development and marketing efforts of our customers. Our customers are generally under no minimum payment obligations or minimum purchase requirements. Our customers and partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. As a result, we have very limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues. Similarly, in the desktop market, we are highly dependent on the marketing efforts and success of our third party publishers. We have little or no influence over these publishers which makes it difficult to predict the realization or timing of any revenues from BeOS.

     It has been our policy to record revenues, in accordance with the provisions of software revenue recognition rules, from sales to distributors and resellers. We will apply such a policy in the future on sales of BeOS to publishers and other partners and on royalty payments and other fees received for licensing of BeIA to OEM's and other partners. We also defer an allocated portion of revenues attributable to free product upgrades. We recognize revenues from sales to distributors and resellers when we have evidence that our product has been sold to end users. For example, we typically recognize revenue when we receive confirmation from the distributor or reseller of sales to end users. Revenues deferred due to free product upgrades are recognized as upgrades are shipped. As of September 30, 2000, we had $80,000 in deferred revenues, related to development work being performed for one of our customers.

     Cost of Revenues. Prior to the shift in focus, our cost of revenues consisted primarily of the cost of packaging, software duplication, documentation, translation and product fulfillment. We also included in the cost of revenues the amortized costs relating to the license of third party technology used in the development of BeOS. In the future, we expect cost of revenues to be mainly related to the licensing of third party technology.

     Research and Development. Our research and development expenses consist primarily of compensation and related costs for research and development personnel. We also include in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our software platforms. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs include the cost of licensing technology that is incorporated into a product or an enhancement which is still in preliminary development and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. We expect that our research and development expenses will continue to increase in the future as we further develop and enhance our products and develop new products for the Internet appliances market.

     Sales and Marketing. Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related expenses for attending trade shows. We also include costs relating to our development partner program, such as the cost of technical support provided to partners in our sales and marketing expenses.

     We expect our sales and marketing expenses to increase as we further promote awareness of our software platform, work on establishing new relationships with partners and hire new personnel. Sales and marketing expenses will also increase as we further develop and expand our relationships with existing and potential partners including expenses related to co-marketing programs.

     General and Administrative. General and administrative expenses consist primarily of compensation and related expenses for finance and accounting personnel, professional services and related fees, occupancy costs and other expenses. General and administrative expenses may increase in the future as we expand our existing facilities or relocate to new facilities that better address any growth that we may experience. We also expect general and administrative expenses to increase as we hire additional personnel and incur costs related to the anticipated growth in our business.

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 30% and 21% of total revenues for the three month period ended September 30, 2000 and for the nine month period ended September 30, 2000 respectively. We have a subsidiary located in France to market and sell our software platforms in Europe. In addition, we may in the future open new offices in other countries to market and sell in those countries and surrounding regions. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     Amortization of Deferred Stock Compensation. From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of September 30, 2000, we had recorded deferred compensation related to these options in the total amount of $15.8 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $955,000 were amortized in 1996, $867,000 in 1997, $3.9 million in 1998,
$6.2 million in 1999 and $2.2 million in the nine month period ended September 30, 2000. Future amortization of expense arising out of options granted through September 30, 2000 is estimated to be $417,000 in the remaining three months of 2000, $1.0 million in 2001, $280,000 in 2002 and $7,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.


Comparison of the Three Month Period ended September 30, 2000 to the Three Month Period ended September 30, 1999

     Net Revenues. Net revenues decreased $707,000 to $68,000, or 91%, for the three month period ended September 30, 2000 from $775,000 for the three month period ended September 30, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from making a version of BeOS available for free download. During the quarter ended September 30, 2000, revenues were mainly attributable to shipments of BeOS to third party publishers. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software platform for Internet appliances.

     Cost of Revenues. Cost of revenues decreased $156,000 to $216,000, or 43%, for the three month period ended September 30, 2000 from $372,000 for the three month period ended September 30, 1999. Gross margin is negative this quarter as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development expenses were relatively constant at $2.1 million for the three month period ended September 30, 2000 as compared with $2.0 million for the three month period ended September 30, 1999. Increases in payroll expenses were due to added headcount and were partially offset by lower outside consulting expenses.

     Sales and Marketing. Sales and Marketing expenses decreased $757,000 to $1.4 million, or 35%, for the three month period ended September 30, 2000 from $2.2 million for the three month period ended September 30, 1999. This decrease is primarily attributable to our decision to reallocate capital to focus on the Internet appliances market, shifting our potential customer base from end users to OEM's (original equipment manufacturers) and ODM's (original design manufacturers). Additionally, the Web site technology purchased in 1998 is now fully amortized.

     General and Administrative. General and administrative expenses decreased $81,000 to $880,000, or 8%, for the three month period ended September 30, 2000 from $961,000 for the three month period ended September 30, 1999. This reflects a decrease in the allocation of facilities expenses partially offset by an increase in personnel expenses, and expenses related to the activities of a public company.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $1.1 million, or 68%, to $507,000 for the three month period ended September 30, 2000, from $1.6 million for the three month period ended September 30, 1999. The decrease is attributable to the cancellation of options and to the amortization methodology. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income expenses were relatively constant at $274,000 for the three month period ended September 30, 2000 as compared with $284,000 for the three month period ended September 30, 1999. These amounts mainly represent the interest income generated by our investment portfolio.


Comparison of the Nine Month Period ended September 30, 2000 to the Nine Month Period Ended September 30, 1999

     Net Revenues. Net revenues decreased $1.2 million to $464,000 for the nine month period ended September 30, 2000 from $1.6 million for the nine month period ended September 30, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from our announcement in January 2000 to make a version of BeOS available for free download. During the second and third quarter of 2000, revenues were primarily attributable to shipments of BeOS to third party publishers, while in the first quarter they were generated from revenue deferred in previous quarters. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software platform for Internet appliances.

     Cost of Revenues. Cost of revenues increased $74,000 to $770,000 for the nine month period ended September 30, 2000 from $696,000 for the nine month period ended September 30, 1999. Gross margin is negative for the nine month period ended September 30, 2000 as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development increased $404,000, or 7%, to $6.1 million for the nine month period ended September 30, 2000 from $5.6 million for the nine month period ended September 30,1999. The increase results primarily from an increase in personnel expenses following the hiring of additional staff and in the allocation of facilities expenses.

     Sales and Marketing. Sales and Marketing decreased $944,000, or 14%, to $5.6 million for the nine month period ended September 30, 2000 from $6.5 million for the nine month period ended September 30,1999. This decrease is primarily attributable to the impact of refocusing of marketing activities initiated in the first quarter of 2000, net of an increase in personnel costs following the hiring of additional sales and marketing personnel. The refocusing of marketing activities resulted in a decrease in public relations activities and other outside programs and a decrease in the costs relating to our third party developer. Personnel expenses increased by $380,000, before the effect of a one-time charge of $347,000 relating to the grant of immediately vested stock options in 1999.

     General and Administrative. General and administrative expenses increased $149,000, or 6%, to $2.7 million for the nine month period ended September 30, 2000 from $2.5 million for the nine month period ended September 30, 1999. The increase results primarily from increases in personnel expenses, premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities, net of a decrease in expenses incurred in preparation of the initial public offering process in 1999.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $2.8 million, or 56%, to $2.2 million for the nine month period ended September 30, 2000, from $5.0 million for the nine month period ended September 30, 1999. The decrease is attributable to the cancellation of options and to the amortization methodology. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees, consultants and non-employee directors.

     Other Income (Expense), Net. Net other income increased $520,000 to $937,000 for the nine month period ended September 30, 2000 from $417,000 for the nine month period ended September 30, 1999. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $11.1 million to $18.0 million at September 30, 2000, from $29.1 million at December 31, 1999. This decrease is primarily attributable to the amounts used to fund operations, net of the proceeds of stock-option exercises.

     Cash used in operating activities increased $1.6 million to $13.8 million for the nine month period ended September 30, 2000 as compared to $12.2 million for the nine month period ended September 30, 1999. This increase is primarily attributable to the increase in the net loss, net of non-cash items, and to the decrease in payables balances, during the nine month period ended September 30, 2000.

     Cash provided by investing activities was approximately $14.0 million for the nine month period ended September 30, 2000 as compared with cash used in investing activities of $15.8 million for the nine month period ended September 30, 1999. This change is primarily attributable to net sales of short-term investments in the nine month period ended September 30, 2000 and the net purchases of short-term investments following our initial public offering in the nine month period ended September 30, 2000 .

     Cash provided by financing activities for the nine month period ended September 30, 2000 was approximately $3.4 million as compared with $35.8 million in the nine month period ended September 30, 1999. This change is primarily attributable to the proceeds of $35.7 million received from our initial public offering in the third quarter of 1999.

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

     We believe that existing cash and cash equivalents may not be sufficient to meet operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. Additional capital may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance that we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to scale back our business and may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

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

     We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999 and $15.9 million for the nine month period ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $89.1 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2000 and beyond and we may never become profitable.

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

We believe that existing cash and cash equivalents may not be sufficient to meet operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. Additional capital may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance that we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to scale back our business and may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. If additional capital is raised through the issuance of equity securities, our stockholders' percentage ownership of the common stock will be reduced and our stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of our stockholders. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

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

     There is already intense competition to develop and market operating systems. This competition exists in the market for desktop operating systems, as well as operating systems and software platforms intended for the Internet appliances market. Companies such as Microsoft Corporation, Apple Computer, Inc., QNX Software Systems Ltd., Palm, Inc., vendors of UNIX-based operating systems such as Linux, and vendors of embedded operating systems, have operating systems that are being used or may be used for Internet appliances. We also face competition from vendors of embedded browsers and manufacturers of set-top boxes and terminals. Many of these companies have an established market presence, relationships with OEMs and consumer electronic manufacturers such as those developing and marketing Internet appliances, and have significantly greater financial, marketing and technical resources than we do. As a result, we may have difficulty attracting manufacturers and developers to create devices and software that will use our software platform. These more established companies, together with a large number of smaller companies who offer software platforms that may be used for Internet appliances, may capture a larger portion of the market than we do. We also expect to face increased competition from new entrants offering software platforms intended for use on Internet appliances.

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

     Our success depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and Internet service and content providers. In the Internet appliance market, we have agreements with Compaq Computer Corporation and Qubit Technology, and collaboration arrangements with National Semiconductor, Inc., First International Computer, Inc. (FIC), Arima Computer Corporation (Arima) and DT Research, Inc. We cannot be certain that we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote our software platform. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. The market for Internet appliances is new and subject to rapid technological change. We may be unable to successfully meet the requirements of existing or future strategic partners. As a result, we may be unable to maintain strategic relationships with developers and manufacturers of Internet appliances and Internet service and content providers. If we are unable to develop or maintain relationships with strategic partners and customers, we will have difficulty selling and gaining market acceptance for our products and our business and results of operations will be materially adversely affected.

Agreements with strategic partners may not result in any increase in our revenues or improvement in our operations or financial conditions.

     Existing agreements with OEM customers, for example, those with Compaq and Qubit, and arrangements with our other strategic partners including National Semiconductor, FIC and Arima, generally do not contain any minimum purchase commitments or minimum payment obligations. Similarly, new agreements with additional OEM customer and arrangements with new strategic partners, may not contain any minimum purchase commitments or minimum payment obligations. Agreements with existing and new OEM customers may be limited to a pilot or test program. These partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software platform. In addition, our arrangements with existing and new strategic partners may not result in the marketing or shipment of any commercial products based on our platform or may include only a limited number of demonstration models. As a result, existing arrangements and new arrangements, if any, with strategic partners may not result in any actual sales, any increase in our revenues, or any improvement in our operations or financial condition.

We are dependent upon the success of the products and services offered by our partners and customers in the Internet appliances market.

     We expect to market BeIA primarily to developers and manufacturers of Internet appliances and providers of services to access information and entertainment over Internet. Our intent is that that these manufacturers and service providers will incorporate our software platform into their products and services. Our BeIA customers may include computer and consumer electronic companies, manufacturers of the hardware and systems used in Internet appliances, and Internet service and content providers. As a result, our success is dependent in large part on factors which are outside our control which include, the performance of our customers and the market acceptance of our customers' products and services based on our software platform. We have little or no ability to influence the development and marketing efforts of our customers and our customers may fail to dedicate adequate resources necessary to successfully develop and market products based on our software platform.

The demand for our software platform is dependent on our ability to support key industry standards and access to enabling technologies.

     The demand and acceptance of our product is dependent upon our ability to support a wide range of industry standards such as those used for streaming media and Internet browsing and access to key enabling technologies. These key technologies include a Web browser under license from Opera Software A/S. If we were to lose our rights to this Web browser or any other key technology incorporated into our products, we may be required to devote significant time and resources to replace such browser or other key technologies. This could in turn be costly, result in the unavailability or delay the release of our products, and would materially adversely affect our business and operating results. We also license other enabling technologies for inclusion in our product, such as third party compression and decompression algorithms known as "codecs." We may be unable to license these enabling technologies at favorable terms, or at all, which may result in lower demand for our products.

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

     In an attempt to increase the market acceptance of our software platform, we have made a version of BeOS available to end users for free. In the future, we may decide to continue to forego immediate revenue potential by providing other versions of BeOS at little or no cost. We may also forego near-term revenue potential in the Internet appliances market by providing BeIA to developers and manufacturers at little to no cost. Customers, whether end-users or the developers or manufacturers of Internet appliances, may be unwilling to pay for any upgrades or enhanced versions of our products. Our decision to forego near-term revenue in expectation of increasing the users and adopters of our software platform may not yield any increase or sustainable market acceptance for our products and may not result in any future revenues. In addition, we may reduce prices in response to competitive factors or to pursue new market opportunities.

Our future success depends in part on our ability to continue to attract, identify, hire and retain key personnel and qualified employees.

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

     As of September 30, 2000, we had 107 employees. We anticipate that the number of employees may increase during the next 12 months as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly.

     In addition, there is intense competition for qualified personnel in the software platform and development industry. Competition is especially intense in the San Francisco Bay Area, where our corporate headquarters is located. Our anticipated growth and the high costs involved in doing business in the San Francisco Bay Area is expected to place demands on our resources and will likely require the addition of new management and personnel and the development of additional expertise by existing management and personnel. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

     In part to encourage the development of an increasing number of applications that operate on our software platform and to increase market acceptance for our products, we have made a version of BeOS available for personal use at no charge. However, providing a version of BeOS to end-users for free may not result in any significant increase in the number of BeOS users and third party developers, which are generally under no obligation to develop applications based on our software platform, may not increase their development of applications that run on our products. A developer's decision to write applications for our software platform is based in part on the perception and analysis of the relative technical, financial and other benefits of developing applications for our platform versus writing applications for more popular operating systems such as Microsoft's Windows, Apple's Mac OS, Palm OS, or Linux. If we fail to attract a sufficient number of application developers who develop and market successful applications on our software platform, the demand for our products and our business will suffer. Moreover, any delay or unsuccessful release of third party applications could have a material adverse effect on our business and results of operations.

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

Our stock price is highly volatile.

     The trading price of our common stock has fluctuated significantly and has ranged from $2.281 to $39.563 over the past 15 months since our initial public offering in July 1999. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

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

     We have entered into a Change of Control Agreement with each of our officers and some of our other key employees. These agreements provide that, among other things, if an employee is terminated without cause or otherwise resigns for good reason during the period starting nine months prior to the date of a change of control and ending eighteen months following our change of control, then the employee shall be entitled to a severance payment, and the acceleration and immediate exercisability of all unvested options. These provisions may discourage a third party from acquiring us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

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


BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                          Date : November 13, 2000
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ P.C. BERNDT                                   Date : November 13, 2000
      P.C. Berndt
     Chief Financial Officer