Form 10-K
period 2000-12-31
BE INC
filed 2001-03-28
CIK 895921

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-26387

                               ----------------

                                BE INCORPORATED
            (Exact name of Registrant as specified in its charter)

                               ----------------

               Delaware                              94-3123667
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of February 28, 2001, was approximately $47,285,282.

  The number of shares of Common Stock outstanding as of February 28, 2001 was 36,484,591.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain exhibits filed with the Registrant's Registration Statement on Form S-1, as amended (Commission File No. 333-77855) are incorporated herein by reference into Part IV of this Report and portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the Registrant's fiscal year December 31, 2000 are incorporated herein by reference into Part III (Items 10, 11, 12 and 13) of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BE INCORPORATED

                            FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                              PART I

 Item 1.  Business...............................................................................   1
 Item 2.  Properties.............................................................................  23
 Item 3.  Legal Proceedings......................................................................  23
 Item 4.  Submission of Matters to a Vote of Security Holders....................................  23

                                             PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  24
 Item 6.  Selected Financial Data................................................................  25
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  26
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk.............................  31
 Item 8.  Consolidated Financial Statements and Supplementary Data...............................  32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  33

                                             PART III

 Item 10. Directors and Executive Officers of the Registrant.....................................  34
 Item 11. Executive Compensation.................................................................  34
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  34
 Item 13. Certain Relationships and Related Transactions.........................................  34

                                             PART IV

 Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.........................  35

 Signatures......................................................................................  37

                                    PART I

ITEM 1. BUSINESS

                          Business of Be Incorporated

The following discussion contains forward-looking statements that have been made pursuant to the provisions of the private securities litigation reform act of 1995. Such forward-looking statements are based on our current expectations, estimates and projections about the company's business, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "likely," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below under "Factors Affecting Our Business, Operating Results and Financial Condition" and our other public filings with the securities and exchange commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

  Be Incorporated offers software solutions designed specifically for Internet appliances and digital media applications. An Internet appliance is a dedicated device designed specifically to access information from the Internet for a given purpose. An Internet appliance's hardware and software are seamlessly integrated together to provide users with a responsive and easy to use interface. In early 2000, we shifted the primary focus of the company from the marketing and distribution of BeOS, our desktop operating system, to the development, marketing and deployment of BeIA, our software solution intended for Internet appliances. BeIA gives our customers the ability to create completely customized Internet appliances that deliver unique services, information, and entertainment to their targeted end consumers.

  BeIA, the Complete Internet Appliance Solution(TM), consists of three components: BeIA Client Platform, BeIA Management and Administration Platform
(MAP), and BeIA Integration Services. This integrated package of small footprint client-side software, remote administration capability, and integration services, delivers a responsive user experience and the kind of stable environment that consumers have come to expect from traditional home appliances. Using BeIA, developers and manufacturers of Internet appliances and related hardware and systems, including Original Equipment Manufacturers
(OEMs), consumer electronic companies, system integrators, and Original Device Manufacturers (ODMs), collectively referred to as "device providers," can design Internet appliances with the following features:

  . Modular architecture with small footprint. BeIA Client Platform includes a comprehensive Web browser, popular plug-ins like Flash Player and RealPlayer, a Java Virtual Machine, and a customizable user-interface. Device providers can save storage space--and thus stay within their cost considerations--by using only those pieces necessary for a given device. Furthermore, our proprietary compression technology reduces the entire software stack by a factor of four to five times its original size.

  . Stable and responsive operating environment. BeIA Client Platform offers users a highly responsive and stable experience that users typically associate with consumer electronics devices. It requires no rebooting for most configuration changes and is resistant to crashes. Operating in a broadband environment, BeIA Client Platform allows near-instant availability and response from the user interface and, despite considerable demands on the device, it provides responsive, glitch-free playback of popular media.

  . Complete Scalability. BeIA Client Platform operates on a wide range of hardware systems, giving device providers many price and functionality choices. It provides support for new protocols to give developers the ability to add new functionality. Device providers can build more robust solutions and add new functionality over time or as new technologies are adopted by the market. With BeIA MAP, device or service providers can remotely manage a range or class of devices that might have different functionality for targeted customers.

  . Easy customization. BeIA allows device or service providers to control the user experience and the branding "look and feel" of the device interface. BeIA Client Platform's application framework allows designers to use standard web development tools to rapidly complete and modify their design work using HTML, Javascript or Flash. Device or service providers can update the device's look and feel, branding and functionality remotely from a BeIA MAP server. We also provide a native development environment based on BeOS that runs on standard PCs which facilitates quicker and less costly development of applications running on BeIA.

  . Rapid remote upgradability. BeIA Client Platform's fast and clean development environment and modular, operating system core enables device providers to change, update and augment the appliances remotely without any consumer involvement or hassle. This means that as new technologies emerge, older appliances may not need to be replaced by the user. The device or service provider can install upgrades to the system via BeIA MAP capabilities with little or no user involvement.

  . Comprehensive browsing capability. BeIA Client Platform's full-featured browser allows Internet appliances to load and render the vast majority of Web content in the form intended, enabling users to shop, search, and interact with content from the Internet with little limitation. The Client Platform delivers an immersive, media-rich experience that allows inexpensive devices to take advantage of upcoming streaming media portals. It also provides the ability to combine Internet access with existing media services such as TV and FM radio. BeIA includes RealNetworks' RealPlayer for audio and video streaming, Macromedia's Flash and Sun's Java Virtual Machine. BeIA supports WAV, MPEG, MP3 and other formats that enable exciting additions to regular Web content.

  An Internet appliance involves more than just the hardware and the software. It also includes the branding, the device look and feel, the maintenance and support of the software, and the efficient integration of all key pieces. Our customers may choose to do much of this work themselves, or they may elect to have Be act as a Value Added Reseller (VAR), integrating key parts (the hardware, the client software, the server software, and the management of network services) to bring it together into a cohesive product offering. Utilizing each of BeIA Client Platform, BeIA MAP and BeIA Integration Services together, a device provider is better able to bring a product to market quickly while fulfilling the needs of its user community at a reasonable cost. It is because of the existence of these components that we believe BeIA provides the "Complete Internet Appliance Solution."

Background

 Emergence of the Internet Appliance

  While general-purpose PCs do many things well, they do not necessarily fit all uses of computing. Special-purpose devices can be very different from a conventional computer in their interface design, form factor, location in the home or office, or input/output options. Just as a carpenter owns several different tools rather than a single all-in-one device, consumers have different devices for listening to music, watching movies, playing games, and talking to friends. We expect the same trend will hold true in the Internet space. Consumers find they want tailor-made devices for communicating, gathering information, and being entertained. As an indicator of this trend, according to a report issued in January 2001 by Gartner Group's Dataquest unit, the increase in PC sales in 2000 dipped by over 7% as compared to 1999. Conversely, according to a February 2001 study by the Pew Internet and American Life Project, the number of adults in the United States who were connected to the Internet grew more than 18% over a study conducted only six months earlier. The cost of PC hardware and software, and the knowledge required to operate and maintain a PC, combined with the high total cost of ownership can be a barrier to widespread adoption of the Internet to levels commensurate with the telephone or television.

  Recognizing cost of ownership and ease-of-use are the principal barriers PC Original Equipment Manufacturers and Internet Service Providers face to enlarge the base of Internet-connected users, manufacturers are seeking alternatives to traditional PCs. Also, consumer electronics manufacturers, seeking additional revenue streams, are increasingly viewing the Internet as providing them with opportunities to sell new categories of consumer devices intended to access the services and content available on the Internet. In order to be successful, these new types of devices must deliver a user experience comparable with other consumer electronics products, offering significant speed, reliability, stability, and ease of use. Further, these new types of devices must support an array of services including broadband access, high quality video and audio capabilities and expandability.

  Industry analysts define Internet appliances as a wide range of new products, typically in a different form factor than traditional PCs, that are consumer-focused, low-cost and easy-to-use. They are primarily designed to deliver the interactive benefits of the Internet or an Internet-like service, like Web browsing and email. These new classes of devices are typically categorized into one or more of the following market segments: communication, information, computing, entertainment and/or "other" types of Internet appliance devices. IDC, a market research firm in Massachusetts, conducted a study focusing solely on the information appliance segment, where it estimates the number of information appliances shipped in the United States will grow to
40.3 million units at a value of nearly $8 billion in 2004, with a compound annual growth rate of 32.5%. In another study, covering the entire range of all of the market segments described above, eTForecasts, a market research and consulting firm based in Illinois, estimates shipments of Internet appliances will grow to 767 million units worldwide by 2005, and a market value of over $149 billion. eTForecasts defines the Internet appliance market segments to include communications devices (Web cellular phones, Web screen phones, and e-mail terminals), information devices (Web pads and Web terminals), computing devices (handheld and palm computers, personal digital assistants, and data collection appliances), entertainment devices (Web TVs, set top boxes, Web digital TVs, Web music players, Web game consoles, and digital jukeboxes), and other Internet appliances (electronic books, kitchen Internet appliances, medical Internet appliances, and appliances for other specialized markets).

 Key Requirements of Internet Appliances

  While Internet appliances will vary in form and function, we believe a core set of functionality is necessary for any type of Internet appliance to succeed. To lower overall system costs, device providers are increasingly seeking alternatives to traditional PCs that do not utilize expensive central processing units and general-purpose operating systems, such as Windows. Device and service providers often lack the necessary resources or time to develop their own customized software. We believe these companies desire a turnkey customizable software solution to meet their needs and shorten their time to market. We believe the key features desired of an Internet appliance software solution to be the following:

  . Integrated, full-featured Web browser and support for a JavaVM and other popular plug-ins like RealPlayer and Flash Player;

  . Rich media capabilities such as CD-quality audio and television-quality video;

  . Completely customizable and easily localizable user interfaces to enable creation of application-specific or custom-branded products worldwide;

  . Remote management of devices to provide upgrades and new functionality without user involvement;

  .  Scalable for larger applications, quickly upgradeable and extensible;

  . Reliability and stability equivalent to other mainstream consumer appliances; and

  . Responsiveness and rapid start-up or "boot" times to encourage frequent use.

  We believe an Internet appliance provider needs more than just a robust and customizable software solution to produce a successful Internet appliance. In many cases, they also need to have a reliable and cost-effective device for the software to run on, and we believe they need an easy-to-use interface that is tailored to their customers' wants and needs. To achieve this, appliance providers often need a strong partner who will assist them with the selection and integration of the hardware, software and content.

 Limitations of Traditional Operating Systems for the Internet Appliance
 Market

  Traditional operating systems such as the Windows family of operating systems, UNIX, Linux and the Macintosh OS are large, general-purpose operating systems designed to support a wide array of systems and applications. Accordingly, they require significant processor power, memory and storage to operate effectively, often too costly for the Internet appliance business model. Additionally, traditional operating systems demand that the user have at least a minimum amount of knowledge of the system and how to operate it efficiently.

  The majority of traditional operating systems used today, for example Windows, are marketed as a distinct product that cannot be modified or are very difficult to customize to the requirements of the device provider or application. Alternatively, other operating systems, such as UNIX derivatives and Linux exist in multiple versions from many vendors. Because of the lack of focus and incompleteness of such solutions, device providers are forced to do their own customization, integration and support, adding to the cost and complexity of system maintenance. Developers and manufacturers of Internet appliances and service providers often lack the adequate resources or time to deliver devices based on these operating systems. While the claim that Internet appliance users want to have a familiar operating environment has been voiced, we believe Internet appliance users will, in fact, want no perceptible operating system. Instead, users will want to have applications such as e-mail and browsing available to them immediately and reliably without concern for the additional demands of an operating system.

 Limitations of Embedded Operating Systems for the Internet Appliance Market

  Embedded operating systems such as QNX, Wind River's VxWorks, Palm OS and, to some extent, Microsoft's Windows CE, offer lighter weight and more responsive environments as compared to traditional operating systems. However, because they were built for specific and limited applications, they are generally not scalable for larger applications and often lack the modern development environments and access to key PC technologies that are necessary for highly functional devices. These operating systems do not offer the full features and benefits of desktop operating systems, such as full featured Web browsing, that users have come to desire and expect. Device providers are required to add additional features or solutions in order to build a software platform that more adequately addresses their needs. Even with these costly additions and integrations, device and service providers may not end up with the complete software solution they need for their appliances.

Business Strategy

  Our principal objective is to establish BeIA as the premier software solution for appliances that deliver communication, information, and entertainment over the Internet. We intend to continue to establish relationships with reference platform designers, industry leading ODMs, OEMs, consumer electronics companies, service providers, and integrators to create appliances that serve the needs of their customers, and to further enhance and promote BeIA as the software solution of choice for Internet appliances. The key elements of our strategy in the Internet appliances market are:

  Leverage Our Technology and Capabilities. We developed our core operating system technology over the course of ten years. As a result, we believe we have developed a significant body of technical expertise relating to the challenges of handling Internet applications and digital media. We will continue to leverage this technology to deliver a stable, responsive software platform providing rich media capabilities in a small memory footprint. We will continue to innovate BeIA's capabilities to include additional modular functionality, more comprehensive browsing capabilities, and provide portability to new device platforms.

  Promote BeIA through strategic relationships with hardware manufacturers. We intend to focus our marketing and sales efforts on establishing relationships with strategic partners, such as OEMs and consumer electronic manufacturers, that are capable of designing and delivering a large volume of products based on our software solution. We also intend to promote the use and benefits of our software solution by working closely with ODMs that are creating reference designs for Internet appliances. Our goal is to ensure our software platform will run on the products designed by these device manufacturers, that our products represent a complete solution for such ODMs, and the products featuring our software solution are ultimately adopted and marketed by device and service providers.

  Increase awareness of BeIA with device and service providers. We believe providers of Internet services and companies who desire to strengthen their brand with their customers through the use of Internet appliances will be a significant factor in driving the development and adoption of Internet appliances. Service providers looking to augment their services and retain customers will look for new ways to offer services and support specifically geared to their customer base. Service providers are those companies seeking new ways to expand their service offerings to existing customers and attract new customers through the use of Internet appliances. We believe these service providers can better achieve these goals through Internet appliance offerings that make it easier and more convenient for their customers to do business with them. We intend to focus our marketing efforts to increase the service providers' awareness of BeIA and its ability to offer a customizable user environment that promotes the service provider's brand and products. In addition, we intend to deliver added value to this market by encouraging partnerships between service providers and device providers utilizing our software solution.

  Develop industry leading product designs. Since the Internet appliance market is emerging and device concepts are being refined, we believe our success will, in part, be dependent on accurately monitoring the trends and demands in the Internet appliances market. We plan to work closely with device and service providers to address these demands. On a limited and focused basis, we may work with device and service providers to design compelling products that are capable of being adopted by a large number of users. By working closely with device and service providers and, when required, developing reference designs for products of interest to the consumer market, we believe that we can stimulate the development of new products.

Products and Technologies

 BeIA

  The BeIA solution is comprised of three components: BeIA Client Platform, BeIA Management and Administration Platform (MAP), and BeIA Integration Services.

  BeIA Client Platform, provides a high-performance, small-footprint environment for special-purpose Internet enabled devices to deliver information, communication, and entertainment into the hands of end users. One of the core strengths of the BeIA technology is its ability to deliver, display and control multiple audio and video inputs and applications with little performance degradation. BeIA Client Platform has been designed and optimized to provide the high level of responsiveness and stability users typically experience and associate with consumer electronics devices. The modular nature of BeIA Client Platform allows device providers to incorporate only those features of the software required for a particular device, to deliver specific content and to meet the cost target for each particular device. BeIA Client Platform is made up of four building blocks:

  . The base operating environment: The operating environment, built on the proven technology of BeOS, is a high-performance, integrated software solution for Internet-enabled devices designed to deliver Web browsing experiences tailored to fit the user's needs.

  . Robust browser technology: Rather than being an add-on application, the browser technology is integrated into the operating environment to provide a high degree of value in the user experience.

  . Popular plug-ins: To support access to Web content, BeIA Client Platform includes licensed technologies such as Java Virtual Machine, RealPlayer, and Macromedia Flash Player. These plug-ins are all integrated in a highly customizable, Web content-based user interface framework. Many additional modular plug-ins are available to handle a wide variety of content formats.

  . Development environment: A development environment in the form of a software development kit (SDK) is available to provide a set of tools that can be used to customize and enhance BeIA Client Platform implementations.

  BeIA Management and Administration Platform (MAP) allows service providers to implement remote management features for the BeIA-based client devices deployed to end users. A network of appliances connected through BeIA MAP servers can be provided upgrades and updates to keep them at an appropriate maintenance level, and can serve specific content defined by the user or service provider, all in a secured manner. This capability coupled with the technology built into the BeIA Client Platform virtually eliminates the need for users to be responsible for the maintenance of the device's operating environment and applications. BeIA MAP is composed of six building blocks:

  . Device Management Server: The Device Management Server allows the service or device provider to more easily control remote management activities such as registering devices and end users, delivering software updates, querying, granting, or revoking access privileges, and querying devices capabilities.

  . Administration Server: The Administration Server provides a web-based interface for the service or device provider to deliver administrative services to end-user devices. All the information on the customer account is available to be examined and modified, including billing information, device software updates and user access privileges. This capability is all included in a single interface available only to the service or device provider, not the end users.

  . Mastering Station: The Mastering Station allows service or device providers to configure and prepare BeIA software and content releases for delivery to devices. A complete development environment is provided, including local development and testing tools, and web-based tools for administration, validation and deployment of new releases. The Mastering Station allows updates to the Client Platform and content to be collected and prepared for distribution to end user devices by the Device Management Server. The end user can specify when the update is to be done, either at the beginning of a session, or the end. Devices can be updated on demand or periodically while the device is idle.

  . Application Server: The Application Server provides end users with access to Web-based applications. The service or device provider can choose to offer a variety of applications, including e-mail, instant messaging, chat rooms, and personal information management. Because these services can be branded and customized by the service or device provider, it can ensure the end user sees a single, cohesive environment.

  . Import Server: The Import Server provides many of the same features seen in traditional web proxies, such as activity logging, blocking of sites, and content filtering. It provides these features with reduced overhead and more flexibility than traditional proxies. It is designed to allow efficient but controlled access to "imported" content, such as content the vendor does not provide.

  . Authentication Server: The Authentication Server integrates with the systems of major ISPs to give as many access options as possible to service or device providers. Using industry standard protocols, the Authentication Server is capable of controlling access to end user devices. Authentication is not dependent upon how an end user obtains Internet service or the service partnerships.

  BeIA Integration Services offers to device or service providers a desired expertise that facilitates their quick and reliable delivery and development of new devices. Services are available in two distinct forms:

  . Professional Engineering Services: Be provides a wide range of integration services to assist our customers in the design, development, and implementation of new products. As part of our BeIA Integration Services offerings, we can develop features to brand the device for the service provider and customize it to its needs. We intend to provide services to our partners to assist them with pilot implementations and validation of BeIA on new hardware platforms.

  . Value Added Reseller Services: Be also intends to act as a VAR, bringing together service providers, device manufacturers, hosting services, Web content, and third-party applications to provide a complete solution for Internet appliance creation.

 HARP

  In January 2001, we launched a BeIA-based reference platform for Internet-enabled home stereo devices. Designed for consumer electronics companies and home stereo component manufacturers, Be's Home Audio Reference Platform (HARP) is an implementation of BeIA Client Platform that functions as a traditional stereo component to play CDs, tapes and LPs, but can also be used to access and broadcast Internet-based audio and other services. A HARP device transfers the contents of a CD to an integrated hard disk in a format, such as the popular MP3 format, that is compatible with the audio needs of the service provider and its users. While encoding, or "ripping" the tracks of the CD in the selected format onto the hard disk, the device can access the Internet for additional information about the CD and artist, including art work, track name and time, genre, and other available data. The information obtained from the Internet is used to assist in the cataloging and organization of the music and other audio tracks for easy retrieval in a number of convenient ways. Individual users can develop their own "play lists" and select from these lists when listening to music. Included in the design of HARP is the capability for a device to act as a media delivery server, providing multiple audio streams to different parts of the home and serving the needs of several users at once. We have built a prototype HARP device as an example of how such a device can be designed and built. Be does not intend to market this device to end users, but instead, we intend to pursue relationships with consumer electronics companies with an interest in building Internet-enabled home audio devices. We expect that any revenues generated from this endeavor will be derived through licensing the HARP design to consumer electronics companies.

 BeOS

  BeOS is our operating system designed for digital media applications and serves as the development platform for BeIA. As a development platform, BeOS is particularly well suited for development of code for BeIA because it has complete Application Programming Interface (API) compatibility, and approximately 90% binary compatibility with BeIA running on an Internet appliance. The binary compatibility issues stem from the physical differences between a development environment and the target device. Internet appliances will typically have no hard disk drive, will have very limited capacity for testing and debugging tools, and may have significant hardware capability differences from the development machine. These differences prevent any serious development from being done on BeIA-powered devices, although limited testing and debugging can be done. BeOS provides a robust, reliable environment for creating new code (applications, drivers, and system extensions), testing and debugging of code in the BeOS environment, and remote testing and debugging of the code on devices, with a set of tools that allow for high productivity and maximum effectiveness. We expect professional developers of BeIA code will use this environment almost exclusively for their coding, testing, and debugging needs.

  BeOS, as a desktop operating environment, maximizes the performance of digital audio and video applications that run on a range of desktop PCs and high-performance multiprocessor workstations. BeOS offers several advantages over traditional operating systems. It allows users to simultaneously operate multiple audio, video, image processing and Internet-based software applications while maintaining system stability, media quality and processor performance. BeOS provides professional users with a high performance environment to quickly and easily develop applications and create content. It is designed to facilitate the integration of new technologies, and combines fast performance and rich digital media applications for both processor-intensive applications and lower-cost PC platforms.

  The Personal Edition of BeOS is available at no charge as a single downloadable file from our Website. Millions of copies of BeOS Personal Edition have been distributed to date. BeOS Pro Edition is available for a fee from our licensed publishers. We expect the revenues from BeOS to be minimal in the future. The development platform for BeIA, is under development and has not yet been released.

Marketing, Sales and Customers

 BeIA

  Our sales and marketing group is dedicated to defining the most compelling software solutions, establishing relationships with industry leading device and service providers to create Internet appliances based on our software solution, and further enhancing and promoting BeIA as the solution of choice for Internet appliances. We market and sell our products by actively pursuing relationships among six broad classifications of customers and strategic partners:

  . Reference Platform Designers are companies who create a new concept by integrating key components and systems produced by ODMs, and/or manufacture key components of Internet appliances. These designers do not typically manufacture devices themselves. Many of the components used by ODMs are based on designs provided by reference platform designers, so it is important for BeIA to run on or support the components provided by these companies. Our relationship with reference platform designers is typically symbiotic in nature where we share common or parallel business goals, and we often participate in joint sales and marketing activities.

  . Original Device Manufacturers (ODMs) are companies that typically create reference designs for Internet appliances using standard computing industry components. Many of these companies create their own designs while others work from contracts or ideas that originate from OEMs or service providers. To find a ready-made solution to meet their target customer needs, OEMs and service providers commonly shop for devices offered by ODMs. In many cases, an ODM will never actually put its company name or brand on the device it manufactures. Since ODMs are the primary producers of the key components and systems used in the Internet appliances market, it is important BeIA runs on their hardware and system designs. Our relationship with ODMs is similarly symbiotic in nature where we share common or parallel business goals. As a result, we often participate in joint sales and marketing activities. Our efforts are targeted to ensure our software platform will run on the reference platform designs and the resulting ODM product designs and that the products featuring our software solution are ultimately adopted and marketed by OEMs and service providers. In certain cases we will provide, and charge for, BeIA Integration Services for ODMs.

  . Original Equipment Manufacturers (OEMs) are the device manufacturers most recognized by the public for their brand name and products. Typically, OEMs are the companies that have reseller and/or direct selling relationships with service providers as well as consumers. OEMs gather market requirements from service providers and consumers, and work to deliver Internet appliance solutions that meet their target customer's requirements. Working closely with OEMs gives us direct access to consumer requirements and enables us to further develop our software solution to meet the OEM's customer needs. Our relationship with OEMs is typically a contractual relationship to provide software and services to support the development of their products. OEMs typically license BeIA Client Platform, and purchase maintenance and support, from us on a per-unit royalty basis, and will generally pay BeIA MAP license fees based on the number of units supported by the BeIA MAP Software. In many cases we will also provide, and charge for, BeIA Integration Services for OEMs.

  . Consumer Electronics Companies (CEs) are traditional device manufacturers most recognized by the public for their stereo, television, or other home entertainment products. Typically, CEs are the companies that have reseller and/or direct selling relationships with multi-level distributors and consumers. CEs gather market requirements from consumers and work to deliver Internet-enabled solutions that meet their target customer's requirements. Working closely with CEs gives us direct access to consumer requirements and enables us to further develop our software solutions to meet the CE's customer needs. Our relationship with CEs is typically a contractual relationship to provide software and services to support the development of their products. CEs typically license BeIA Client Platform, and purchase maintenance and support, from us on a per-unit royalty basis, and will generally pay BeIA MAP license fees based on the number of units supported by the BeIA MAP Software. In many cases we will also provide, and charge for, BeIA Integration Services for CEs.

  . Service Providers are those companies that either have an infrastructure for providing access to the Web, own content, or have an established business model that can be fulfilled through delivering Internet appliances. Examples of service providers might be financial institutions, retailers, ISPs and/or telephone companies. Service providers typically already have relationships with consumers, and look to an Internet appliance strategy to expand their reach or to help ensure their customers remain loyal to their services. Service providers looking to augment their services and retain customers will look to offer Internet appliances specifically geared to their customer base. Service providers will require a highly customizable user environment that promotes their brand and services. Service providers have direct feedback from consumers and will provide valuable insight into the functionality of BeIA. They will make recommendations for future features and enhanced functionality. Currently, our relationships with service providers are fostered through our OEM customers. The service providers in the technology industry are showing interest in the Internet appliance market but many lack the resources to bring products to market at this time. We believe this category of customer will become more active as the market matures.

  . Integrators are companies whose business is creating and delivering Internet appliances and accompanying functionality, services and features to targeted groups of consumers. Integrators typically provide an end-to-end solution matching devices, ISPs, necessary software platforms, content and back-end server applications. We expect the integrators to appreciate the scalability of our products, the easily customizable user interface and advanced development environment, and our application and integration services. Integrators will also likely leverage our relationships with ODMs, OEMs and service providers.

  We have established relationships with a number of prominent ODMs in the technology industry. Our current list of ODM partners is:

  . Acer Group. We are working with Acer to ensure that BeIA runs on a variety of Acer's Internet appliance hardware platforms. Acer is the world's third-largest PC manufacturer, and provides solutions to OEM customers on a global basis. Acer is also a leading Internet-enabler by providing Internet component technologies, devices, and services.

  . Arima Computer Corporation. We are working with Arima to offer BeIA as the software solution for its Internet appliance devices. Arima is a leading ODM based in Taiwan that does business with powerful core technologies and offers integration capabilities to provide solutions to brand-name marketing companies. Be and Arima additionally announced they would cooperate on sales and marketing of these jointly developed solutions to OEMs.

  . DT Research, Inc. We are working with DT Research to ensure BeIA is fully integrated with DT Research's family of Internet appliances based on National Semiconductor's Geode reference platform. DT Research, headquartered in Milpitas, California, is a provider of information appliance solutions based on the thin client platform for server-centric, Internet-centric, and vertical applications.

  . First International Computer, Inc. We are working with FIC to offer BeIA as the operating system software solution for FIC's recently expanded family of subsystems for Internet appliances. FIC is one of the leading PC motherboard and system vendors based in Taiwan.

  . Proview Group. We are working with Proview to ensure that BeIA runs on a variety of Proview's Internet appliance offerings. The Proview Group, headquartered in Taiwan, is among the leading global suppliers of CRT monitors. Proview also has multiple worldwide manufacturing locations, and its established high-volume manufacturing capabilities allow for a quick time-to-market for new devices.

  We have also established relationships with OEM and CE customers including:

  . Sony Electronics, Inc. In March 2001, we signed an OEM license and distribution agreement with Sony Electronics Inc. Under the agreement, Sony is granted a license to include BeIA Client Platform in the Sony eVilla(TM) Network Entertainment Center. We have worked with Sony on the design and implementation of this product since March 2000 under the terms of a professional services agreement that supplements the OEM license and distribution agreement.

  . TEAC Corp. In March 2000, we entered into an OEM license and distribution agreement with TEAC Corp. that allows TEAC, or its professional division, TASCAM, to include our software with certain advanced audio products.

  . Compaq Computer Corporation. In November 1999, we entered into an OEM license and distribution agreement with Compaq Computer Corporation that allows Compaq to pre-install and distribute BeIA on Compaq's iPaq Internet appliances.

  We have also established relationships with certain Reference Platform Designers. These companies design and manufacture the key components that go into qInternet appliances. Some of the Reference Platform Designers we are working with are:

  . National Semiconductor Corporation. We are working together with National Semiconductor to develop a series of production-ready reference platforms for Internet appliances. These platforms are based on National's Geode hardware running BeIA Client Platform.

  . Intel Corporation. Be has established a relationship with Intel Corporation as a reference platform designer and as a potential ODM for HARP. We are working with Intel to provide a proof-of-concept for manufacturers wishing to build low-cost, high-performance home audio devices, using Intel's Celeron processor, that support several audio encoding and playback features. These features include managing and using audio content like compact discs and audio streamed from the Internet to send multiple streams of audio to a variety of locations in the home and support home networking products.

  We have also established relationships with several System Integrators. These companies typically bring together ODMs, OEMs, and service providers to bring a product to market. Some examples of integrators we are working with are:

  . Qubit Technology. In December 1999, we entered into a license and distribution agreement with Qubit Technology, where Qubit is licensed to use BeIA as the software solution for its wireless Web Tablet.

  . Music Browser, Inc. We are working with Music Browser to include our technology in its Music Republic product, an innovative broadband digital music delivery system for retail environments. A pilot installation of 14 Music Republic stations was launched in September 2000 at Tower Records, Lincoln Center in New York City.

 BeOS

  Be has adopted a two-tiered approach for distributing and selling BeOS. Our approach enables us to concentrate our resources on development and allow third parties to focus on distribution and consumer marketing.

  . BeOS Personal Edition. BeOS Personal Edition is a free, easy-to-install, fully functional version of BeOS. It can be downloaded in a single file directly from our Website and installed onto a Windows system. Although BeOS Personal Edition is a fully functional version of BeOS, it does not include some third party royalty-bearing technologies.

  . BeOS Pro Edition. BeOS Pro Edition is our enhanced, full-featured version of BeOS available on CD-ROM. It is offered to PC OEMs, value-added software developers, other software vendors, distributors and end users through our third-party publishers. These publishers package and license the product and handle all marketing, sales, and end-user support. Also, these publishers may choose to add additional software and services.

Product Development and Engineering

  Our product development and engineering efforts are focused primarily on enhancing the functionality, flexibility, performance and reliability of BeIA. We continue to develop and innovate the core technology and architecture of BeOS as the integration platform for BeIA and as a software development environment for Internet appliances.

  A key ingredient of a compelling software solution is the identification of, and the ability to support, popular industry standard formats and technologies. Often this requires establishing strategic technology and licensing arrangements with technology providers to integrate their technologies with our products. Some of our key technology partners include:

  . Opera Software A/S. Opera supplies a full-featured World Wide Web Consortium (W3C) compliant Web browser. In December 1999, we entered into an agreement with Opera to integrate their Web browser technology with our products, and to distribute it as a component of our products.

  . RealNetworks, Inc. In August 1999, we signed a license agreement with RealNetworks, a leader in streaming media technology on the Internet, to enable its RealPlayer product to run on our products. RealPlayer allows BeIA and BeOS users to view streaming video, and audio media and provides users with access to a rich selection of digital media on the Web.

  . Sun Microsystems, Inc. In September 1999, we signed a license agreement with Sun Microsystems for its PersonalJava technology which is integrated into BeIA. Java technologies will allow users of a wide range of Internet appliances running on our software solutions to run platform-independent applications commonly accessed via the Web.

  . Intel Corporation. Intel has provided us with assistance in the development and enhancement of our software solutions. In December 1998, we entered into a software license agreement with Intel where it provides us with technical specifications and software for Indeo, a technology that enables compression and decompression of video data. This allows our products to be compatible with applications that use this compression technology.

  . Bitstream, Inc. In November 1999, we entered into an agreement to license Bitstream's FontFusion product, a unified font rendering engine, as a key component of the BeIA Client Platform. We have also licensed Bitstream's unified, stroke-based CJK (Chinese, Japanese, Korean) font. By integrating this font into BeIA Client Platform, we solve a significant problem facing manufacturers of Internet appliances bound for Asian markets by providing complete, high-quality Asian font support without using a large amount of memory.

  . Macromedia, Inc. In July 2000, we entered into an agreement with Macromedia to include its Macromedia Flash Player in BeIA Client Platform. The inclusion of the Macromedia Flash Player in BeIA Client Platform allows users to view Macromedia Flash content on the Web and will ensure a rich multimedia experience. Macromedia Flash Player software delivers low-bandwidth animations, presentations, and Web sites for Internet users.

  . Beatnik, Inc. In September 1999, we entered into an agreement with Beatnik, Inc., a leader in interactive audio technologies and content for the Web and digital devices, to include the Beatnik Audio Engine in our BeIA Client Platform. Using the Beatnik Audio Engine, a BeIA-powered Internet appliance will be able to play Beatnik's Rich Music Format
     (RMF) files, which can be used to sonify Web pages and other digital devices.

  We invest considerable resources in the development of core technologies and new capabilities. Internet technologies are evolving at a rapid pace and it is important we identify and adopt emerging standards in a timely manner. We obtain significant input concerning product development directions from our technology partners, ODMs, OEM customers, service providers and end users. We intend to play a technology leadership role in the emerging Internet appliance market. The technology requirements and constraints for Internet appliances are often markedly different than for personal computers. As a result, we invest resources to prototype advanced product concepts for Internet appliances.

  We have invested significant resources to enhance BeIA Client Platform and BeIA MAP, and to meet the needs of our customers/OEMs. Our goal is to provide the best user experience, use inexpensive hardware components to their fullest ability, and minimize the amount of storage required on the device. In the last 12 months we have created improvements to our technology designed to help us achieve those objectives. Some examples of these innovations are:

  . User interface technology improvements: compression of digital images, 32-bit color palette, and reduced Random Access Memory requirements;

  . Improved web compatibility: Web browsing technology was updated to meet new World Wide Web Consortium (W3C) standards;

  . Improved e-mail: support for new e-mail protocols, offline composing of messages, and better handling of attachments;

  . New file browsing capabilities: updated list view capabilities that allows the user to access local and remote files using the same browsing techniques;

  . New local PDF viewer: local rendering of portable data format (PDF) files according to the latest Adobe specifications. Our PDF viewer downloads data as it is needed to display pages of a document, which allows the user to start viewing the document quickly;

  . Compressed File System: better utilization of storage space heightens the perception of improved performance;

  . New MAP Client Agent: provides device interaction with BeIA MAP for remote installation of dynamic, incremental software upgrades without user involvement;

  . New BeIA Network Environment: improved network technology to support high bandwidth connections;

  . New input methods: traditional and simplified Chinese input methods have recently been developed and added to BeIA. We also provide support for Chinese Web pages in our browser.

  We have invested significant time and resources in creating a structured process for product development and testing. This process uses both commercially available and proprietary tools. Source code control is maintained using the Perforce Fast Source Code Management tool set. Source code is compiled and linked using the Cygnus EGCS tools. Both tool sets run under BeOS. This enables our products to be developed using our own technology. We feel this results in a rapid identification and resolution of problems. Product testing is performed in house by a dedicated quality assurance team. We also utilize a formal beta test program. Software errors are logged and tracked using a proprietary database that is available to our customers via a Web interface.

Competition

  The markets in which we participate are competitive and rapidly changing. We believe the principal competitive factors in these markets are:

  .  Partnerships with device providers and service providers;

  .  Key technological features and capabilities of the software platforms;

  .  Technical, financial and marketing resources; and

  . Device providers clearly delivering targeted services that entice consumers to regularly use the device.

  In the market for Internet appliances, there is increased competition to offer software to drive non-PC devices that provide access to the Internet and enable digital media content on the Internet. For example, Microsoft Corporation has traditionally been highly competitive in most computer software markets, and if it chooses to fully enter the Internet appliance software solutions market, it has the resources and expertise to be a competitive factor. Other companies such as QNX Software Systems Ltd., Wind River Systems, Inc., Merinta Inc., vendors of UNIX-based operating systems such as Linux, and vendors of embedded operating systems have software that is being used for Internet appliances. Improvements or modifications to other existing operating systems such as Apple's Mac OS, Palm Inc.'s Palm OS or companies that market other variations of Linux could also enable those companies to compete in the Internet appliance market. We also face competition from vendors of embedded browsers and manufacturers of set-top boxes and terminals such as WebTV, a subsidiary of Microsoft.

  We believe we compete favorably in the software solutions for Internet appliances market because BeIA offers a modular, scalable and customizable client solution, as well as a tightly integrated remote management capability. Since Be is focused and dedicated to the appliance market, we offer a full range of operating system technologies, comprehensive browsing capabilities, the most popular Internet enabled plug-ins, easy customization, remote administration capabilities and applications, and integrated services to complete an Internet appliance solution.

Employees

  As of December 31, 2000, we had 116 employees. Of these employees, 33 are in sales and marketing, 68 are in product development and engineering and 15 are in general and administrative. We consider our employee relations to be good.

Facilities

  We lease approximately 23,963 square feet in Menlo Park, California. We also lease approximately 2,184 square feet in Paris, France. We believe our current facilities are adequate to meet our needs for the next twelve months.

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

  We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999 and $21.1 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $94.4 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2001 and beyond and we may never become profitable.

  We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. Prior to this year, sales of BeOS, our desktop operating system, to resellers and distributors and direct sales to end users accounted for the primary source of our revenues. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. As a result, we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. Our shift to focus primarily on the market for Internet appliances may not result in any increase in our revenues or any improvement in our operations or financial condition and may not offset the loss of revenues from sales of BeOS. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

 We will need to raise additional capital that may not be available to us.

  We believe existing cash and cash equivalents will not be sufficient to meet operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. Additional capital will be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to scale back our business which could include among other things, a reduction in our work force. As a result we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. If additional capital is raised through the issuance of equity securities, our stockholders' percentage ownership of the common stock will be reduced and our stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of our stockholders. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

 We have recently shifted our resources to focus primarily on a new and undeveloped market.

  In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, our software solution intended for Internet appliances. We may be unsuccessful in our attempt to focus primarily on this market and face significant challenges often encountered with companies undergoing a strategic reorganization, which include:

  . inability to effectively shift existing product development and engineering, sales and marketing and management resources to focus on the market for Internet appliances;

  . management distraction and loss of key personnel as we focus on this market and shift resources towards the development and marketing of our software solution for Internet appliances market;

  . inadequacy of our existing resources to understand the needs and requirements of developers and manufacturers of Internet appliances;

  . inability to train existing personnel or hire and train new qualified personnel to address the market for Internet appliances; and

  .  failure to adapt to new and evolving trends in Internet appliances.

  We may not successfully meet any or all of these challenges. Our failure to meet one or more of these challenges could materially adversely affect our business and prospects. In addition, our business and prospects are highly dependent on the development and market acceptance of Internet appliances and our ability to successfully market BeIA as a viable software solution for Internet appliances. The market for Internet appliances is new, unproven and subject to rapid technological change. This market may never develop or may develop at a slower rate than we anticipate. In addition, our success in marketing BeIA as a software solution for Internet appliances is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics companies, system and hardware manufacturers, and Internet service and content providers. Our failure to establish relationships with companies that offer Internet appliances and establish BeIA in this market would have a material adverse effect on our business and prospects.

 We face intense competition from companies with significantly greater financial, marketing, and technical resources.

  There is already intense competition to develop and market operating systems. This competition exists in the market for desktop operating systems, as well as operating systems and software platforms intended for the Internet appliances market. Companies such as Microsoft Corporation, Apple Computer, Inc., QNX Software Systems Ltd., Palm, Inc., Merinta Inc., vendors of UNIX-based operating systems such as Linux, and vendors of embedded operating systems, have operating systems that are being used or may be used for Internet appliances. We also face competition from vendors of embedded browsers and manufacturers of set-top boxes and terminals. Many of these companies have an established market presence, relationships with OEMs and consumer electronic manufacturers such as those developing and marketing Internet appliances, and have significantly greater financial, marketing and technical resources than we do. As a result, we may have difficulty attracting manufacturers and developers to create devices and software that will use our software solution. These more established companies, together with a large number of smaller companies who offer software platforms may be used for Internet appliances, may capture a larger portion of the market than we do. We also expect to face increased competition from new entrants offering software platforms intended for use on Internet appliances.

  We expect our competitors to continue to improve and enhance their current products and to introduce new products and software platforms, especially those intended for the Internet appliances market. Successful product introductions and product improvements by our competitors could reduce or eliminate any perceived advantages in our software solution over these competitors and could reduce market acceptance for our software solution and make it obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and continue to enhance and improve our software solution. We may have insufficient resources to make these investments and may be unable to make the advances necessary to be competitive. Our failure to compete successfully against current or future competitors would have a material adverse effect on our business and prospects.

 Our success depends on our ability to establish and maintain strategic relationships, and the loss of any of our strategic relationships could harm our business and have an adverse impact on our revenue.

  Our success depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and

Internet service and content providers. In the Internet appliance market, we have agreements with Sony Electronics, TEAC, Compaq Computer Corporation, and Qubit Technology and collaboration arrangements with National Semiconductor, Inc., Intel Corporation, Acer Group, Arima Computer Corporation (Arima),
DT Research, Inc., First International Computer, Inc. (FIC), and Proview Group. We cannot be certain we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote our software solution. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. The market for Internet appliances is new and subject to rapid technological change. We may be unable to successfully meet the requirements of existing or future strategic partners. As a result, we may be unable to maintain strategic relationships with developers and manufacturers of Internet appliances and Internet service and content providers. If we are unable to develop or maintain relationships with strategic partners and customers, we will have difficulty selling and gaining market acceptance for our products and our business and results of operations will be materially adversely affected.

 Agreements with strategic partners and device and service providers may not result in any increase in our revenues or improvement in our operations or financial conditions.

  Existing agreements with OEM customers, for example, those with Sony, TEAC, Compaq and Qubit, and arrangements with our other strategic partners including National Semiconductor, Intel, Arima, DT Research, FIC and Proview, generally do not contain any minimum purchase commitments or minimum payment obligations. Similarly, new agreements with additional OEM customer and arrangements with new strategic partners, may not contain any minimum purchase commitments or minimum payment obligations. Agreements with existing and new OEM customers may be limited to a pilot or test program. These partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software solution. In addition, our arrangements with existing and new strategic partners may not result in the marketing or shipment of any commercial products based on our platform or may include only a limited number of demonstration models. As a result, existing arrangements and new arrangements, if any, with strategic partners may not result in any actual sales, any increase in our revenues, or any improvement in our operations or financial condition.

 We are dependent upon the success of the products and services offered by our partners and customers in the Internet appliances market.

  We expect to market BeIA primarily to developers and manufacturers of Internet appliances and providers of services to access information and entertainment over Internet. Our intent is for these manufacturers and service providers will incorporate our software solution into their products and services. Our BeIA customers may include computer and consumer electronic companies, manufacturers of the hardware and systems used in Internet appliances, and Internet service and content providers. As a result, our success is dependent in large part on factors which are outside our control which include, the performance of our customers and the market acceptance of our customers' products and services based on our software solution. We have little or no ability to influence the development and marketing efforts of our customers and our customers may fail to dedicate adequate resources necessary to successfully develop and market products based on our software solution.

 The demand for our software solution is dependent on our ability to support key industry standards and access to enabling technologies.

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

 We expect long sales cycles associated with our software solution intended for the Internet appliances market and our stock price could decline if sales are delayed or cancelled.

  We believe that the adoption of BeIA as their software solution represents a significant product decision for the developers and manufacturers of Internet appliances. We expect long sales cycles as we collaborate and educate customers and partners on the use and benefits of our software solution. We similarly expect customers and partners will spend a significant amount of time performing internal reviews and testing our software solution before accepting and adopting our product. Any failure to gain acceptance for our software solution and any delays in sales of our product could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.

 Our products may never gain broad market acceptance.

  We have two principle products, BeIA, our software solution intended for the Internet appliances market and BeOS, our operating system intended for the desktop market. BeOS has been our primary source of revenues in the past and it has been used primarily by a limited number of enthusiasts and application developers. Our business and prospects are dependent on the broader market acceptance of our products, especially the acceptance of BeIA as a viable software solution for a broad range of Internet appliances and devices enabling Internet-based and digital media applications. In an effort to increase the market acceptance of our software solution, a version of BeOS has been made available for personal use for no charge. Despite these efforts, we may not experience any significant increase in the number of BeOS users or a broader market acceptance of our software solution and developers may decide not to adopt or develop products based on our software solution.

  We may be unsuccessful at marketing BeIA as the software solution of choice for Internet appliances, and developers and manufacturers of Internet appliances and Internet service and content providers may not elect to incorporate BeIA in their products and services. Potential customers may not perceive any significant advantages over other operating systems such as Microsoft Windows CE, QNX, PalmOS, the UNIX-based operating systems, Linux, or embedded browsers and operating systems. In addition, we may be unable to demonstrate the commercial viability and cost-effective nature of our products. If our products, especially our software solution intended for the Internet appliances, are not accepted or adopted by an increasing number of developers and manufacturers, our business and prospects will be materially adversely affected.

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

  . our inability to market our product as a viable software solution, especially to leading developers and manufacturers of Internet appliances;

  . our failure to gain any sustainable level of market share or to compete with operating systems and software platforms offered by others; and

  .  costs and delays in releasing new versions and product upgrades.

  We may not successfully meet any of these challenges. Our failure to meet one or more of these challenges could materially adversely affect our business and prospects. It is also difficult to predict the size and future growth rate, if any, of the market for our software solution. We have limited experience upon which to determine or predict trends that may emerge and adversely affect our business or prospects. The market for our software solution may not develop or may develop more slowly than we anticipate, and may never become economically sustainable.

 We may not be able to respond to the rapid technological change in the markets in which we compete.

  The markets in which we participate or seek to participate are subject to:

  .  rapid technological change;

  .  frequent product upgrades and enhancements;

  .  changing customer requirements for new products and features; and

  .  multiple, competing and evolving industry standards.

  The introduction of software that contain new technologies and the emergence of new industry standards could render our products less desirable or obsolete. In particular, we expect changes in the Internet-based technology and digital media enabling technology will require us to rapidly evolve and adapt our products to be competitive. As a result, the life cycle of each release of our products is difficult to estimate. To be competitive, we will need to develop and release new products and software solution upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. We cannot be certain that we will successfully develop and market these types of products and software solution upgrades or that our products will achieve market acceptance. If we fail to produce technologically competitive products in a cost-effective manner and on a timely basis, our business and results of operations could suffer materially.

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

  Our expense levels are based, in part, on our expectations of future sales. We may be unable to adjust spending in a timely manner to compensate for any sales shortfall. A significant portion of our expenses include minimum payments for licensed technology under licensing agreements, payment obligations under non-cancelable lease arrangements, rent and other payments that are fixed and do not vary with revenues. We plan to increase our operating expenses to:

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

  In an attempt to increase the market acceptance of our software solution, we have made a version of BeOS available to end users for free. In the future, we may decide to continue to forego immediate revenue potential by providing other versions of BeOS at little or no cost. We may also forego near-term revenue potential in the Internet appliances market by providing BeIA to developers and manufacturers at little to no cost. Customers, whether end-users or the developers or manufacturers of Internet appliances, may be unwilling to pay for any upgrades or enhanced versions of our products. Our decision to forego near-term revenue in expectation of increasing the users and adopters of our software solution may not yield any increase or sustainable market acceptance for our products and may not result in any future revenues. In addition, we may reduce prices in response to competitive factors or to pursue new market opportunities.

 Our future success depends in part on our ability to continue to attract, identify, hire and retain key personnel and qualified employees.

  Our success depends to a significant degree upon the continued contributions of our executive management team, including our co-founders Jean-Louis Gassee, our Chief Executive Officer, Steve Sakoman, our Chief Operating Officer, and other senior level financial, technical, marketing and sales personnel. The loss of these or other members of our senior management team could have a material adverse effect on our business and results of operations.

  As of December 31, 2000, we had 116 employees. Our success depends upon our ability to attract and retain highly qualified senior management and technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. In addition, there is intense competition for qualified personnel in the software platform and development industry. Competition is especially intense in the San Francisco Bay Area, where our corporate headquarters is located. The loss of key personnel or our inability to attract qualified personnel to supplement or replace existing personnel, could have a material adverse effect on our business and results of operations.

  If we are unable to secure sufficient funding or raise additional capital to fund our present level of operations, we will have to scale back our business which could include a reduction in our work force and the loss of employees. As a result of any material reduction in our workforce and loss of employees, we may not be able to further develop our product offerings, conduct our business comparable with past practice or take advantage of future opportunities, which could have a material adverse effect on our business.

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

  If we cannot raise additional capital to continue, and expand our present level of operations, we may be unable to expand our sales and marketing efforts aimed at computer and consumer electronic companies, systems and hardware manufacturers, and Internet service and content providers. Without an increase we may be unable to increase sales and market acceptance of our software solution. This would require a sophisticated sales force and the commitment of significant financial resources on our part. Competition for qualified sales personnel is intense, especially those with an understanding of emerging Internet-based technologies and markets. We may not be able to hire the type and number of sales personnel that we require on a timely basis or at all.

  We may be unable to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of operating systems and Internet-based applications. If we cannot hire adequate numbers of qualified sales, marketing and customer service personnel, our business could suffer materially.

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

  We are dependent on development tools provided by a limited number of third party vendors. Development tools are software applications that assist programmers in the development of applications. Together with our application developers, we primarily rely upon software development tools provided by Cygnus Solutions and Perforce Software. Cygnus Solutions was acquired by Red Hat Software, one of our competitors. If we lose access to these development tools or if Cygnus or Perforce fail to support or maintain these development tools, we will either have to devote resources to maintain and support the tools ourselves or transition to another vendor. Any maintenance or support of the tools by us or the transition could be costly, time consuming, could delay our product release and upgrade schedule, and could delay the development and availability of third party applications used on our products. Failure to procure the needed software development tools or any delay in the availability of third party applications could negatively impact our ability and the ability of third party application developers to release and support our software solution and the applications that run on it. These factors could negatively and materially affect the acceptance and demand for our products, our business and prospects.

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

  Our success depends significantly on our ability to protect our proprietary rights to technologies used in our products. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. To date, we have applied for only one patent and existing copyright laws afford only limited protection for our software. A substantial portion of our sales are derived from the licensing of products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite any measures taken to protect our proprietary rights, attempts may be made to copy aspects of our software solution or to obtain and use information that we regard as proprietary which could harm our business. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as U.S. laws. Finally, our competitors may independently develop similar technologies. The loss or misappropriation of any material trademark, trade name, trade secret or copyright could have a material adverse effect on our business and results of operations.

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

 Our stock price is highly volatile.

  The trading price of our common stock has fluctuated significantly and has ranged from $0.531 to $39.563 over the past 18 months since our initial public offering in July 1999. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

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

  We have entered into a Change of Control Agreement with each of some of our officers and other key employees. These agreements provide that, among other things, if such employee is terminated without cause or otherwise resigns for good reason during the period starting six months prior to the date of a change of control and ending eighteen months following our change of control, then the employee shall be entitled to a severance payment, and the acceleration and immediate exercisability of all unvested options. These provisions may discourage a third party from acquiring us.

ITEM 2. PROPERTIES

  Our principal administrative, marketing and research and development facility is located in approximately 23,963 square feet of space in Menlo Park, California. This facility is leased through February 2002. We also lease approximately 2,184 square feet in Paris, France through January 2003.

ITEM 3. LEGAL PROCEEDINGS

  In November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from a stockholder alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, and no claim has yet been filed with any court of competent jurisdiction, Be is named as a party on the stockholder's draft claim attached to the demand letter. We have been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed. Be management believes that the allegations as they relate to Be in the potential and draft claim are without merit and intends to vigorously defend Be against any potential future related legal action. However, there can be no assurance this threatened claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is our intent to seek reimbursement under our D&O insurance policy.

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

   Quarter Ended                                                   High   Low
   -------------                                                  ------ ------
   September 30, 1999............................................ $10.93 $ 5.87
   December 31, 1999............................................. $39.56 $ 3.28

   March 31, 2000................................................ $24.44 $12.13
   June 30, 2000................................................. $17.00 $ 4.00
   September 30, 2000............................................ $ 6.44 $ 3.75
   December 31, 2000............................................. $ 6.44 $ 0.53

   January 1, 2001 through February 28, 2001..................... $ 2.88 $ 0.78

  On February 28, 2001, the closing price of the common stock on the Nasdaq National Market was $1.50 per share.

Stockholders

  As of February 28, 2001, we had approximately 280 record holders of our common stock.

Dividend Policy

  We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

  None.

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

                                       Year Ended December 31,
                             ------------------------------------------------
                               1996      1997      1998      1999      2000
                             --------  --------  --------  --------  --------
                                (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues................ $    --   $     86  $  1,199  $  2,656  $    480
Cost of revenues (1)........      --         84     2,161     1,436     1,097
                             --------  --------  --------  --------  --------
Gross profit (loss).........      --          2      (962)    1,220      (617)
Operating expenses (3):
  Research and development..    3,629     5,170     8,133    10,429     9,139
  Sales and marketing.......    2,971     4,452     5,617    10,966     7,812
  General and
   administrative...........    1,397     1,393     2,729     5,120     4,740
                             --------  --------  --------  --------  --------
    Total operating
     expenses...............    7,997    11,015    16,479    26,515    21,691
                             --------  --------  --------  --------  --------
Loss from operations........   (7,997)  (11,013)  (17,441)  (25,295)  (22,308)
Other income, net...........      220       580       580       789     1,156
                             --------  --------  --------  --------  --------
Net loss.................... $ (7,777) $(10,433) $(16,861) $(24,506) $(21,152)
                             ========  ========  ========  ========  ========
Net loss attributable to
 common stockholders........ $ (7,902) $(10,448) $(18,423) $(24,798) $(21,152)
                             ========  ========  ========  ========  ========
Net loss per common share--
 basic and diluted (2)...... $ (10.85)  $ (4.87)  $ (5.80)  $ (1.41)  $ (0.60)
                             ========  ========  ========  ========  ========
Shares used in per common
 share Calculation--basic
 and diluted (2)............      728     2,145     3,178    17,589    35,533
                             ========  ========  ========  ========  ========

                                          As of December 31,
                             ------------------------------------------------
                               1996      1997      1998      1999      2000
                             --------  --------  --------  --------  --------
                                            (in thousands)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments..... $  6,670  $    899  $ 11,648  $ 29,129  $ 14,057
Working capital.............    6,222    (3,206)    9,702    26,740    12,205
Total assets................    7,385     1,303    13,634    32,310    16,071
Mandatory redeemable
 convertible preferred
 stock......................   14,037    14,052    38,005       --        --
Total stockholders' equity
 (deficit).................. $  6,467  $(16,978) $(27,900) $ 28,427  $ 13,324

--------
(1) Our cost of revenues for the year ended December 31, 1998 includes a $1.2 million expense attributable to the write-off of capitalized costs relating to the acquisition of technology no longer useful to the development of BeOS.
(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common share--basic and diluted.
(3) Operating expenses include the amortization of deferred compensation which was recorded by us and which represents the difference between the deemed fair value of our common stock, as determined for accounting purposes and the exercise price of options at the date of grant. For the purposes of the financial statements, this expense was disclosed as being applicable to each line item as follows:

                                                   Year Ended December 31,
                                                ------------------------------
                                                1996 1997  1998   1999   2000
                                                ---- ---- ------ ------ ------
                                                        (in thousands)
   Analysis of the amortization of deferred
    compensation:
    Research and development................... $371 $480 $1,747 $1,927 $  794
    Sales and marketing........................  127  273    833  1,692    646
    General and administrative.................  457  114  1,301  2,614  1,173
                                                ---- ---- ------ ------ ------
      Total amortization of deferred stock
       compensation............................ $955 $867 $3,881 $6,233 $2,613
                                                ==== ==== ====== ====== ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on form 10-K contains forward-looking statements that have been made pursuant to the provisions of the private securities litigation reform act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the company's business, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "likely" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth above under "factors affecting our business, operating results and financial condition" and elsewhere in this report as well as those noted in our amended registration statement on form S-1 (file no. 333-77855) and our other public filings with the securities and exchange commission. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections titled "Factors Affecting our business operating results and financial condition" and "Business"under item 1 in this report.

Overview

  Be was founded in 1990. We offer software solutions designed for Internet appliances and digital media applications. Our software solutions are (i)
BeIA: the Complete Internet Appliance Solution(TM), consisting of three components; BeIA Client Platform, BeIA Management and Administration Platform, and BeIA Integration Services, (ii) Home Audio Reference Platform (HARP), a BeIA-based reference platform or prototype for Internet-enabled home stereo devices, and (iii) BeOS, our operating system designed for digital media applications and which serves as the development platform for BeIA. Prior to 1998, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS, our desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Throughout 1999 we focused on delivering BeOS as a desktop operating system to end users, and while we were slowly gaining users and traction within the desktop operating system market, we determined that the cost of competing in that market was more than we could afford. In recognition of this, and to address shareholder value, in 2000 we shifted our resources to focus primarily on the market for Internet appliances and the further development, marketing and deployment of BeIA, our software solution intended for Internet appliances. At the same time we announced that we would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers.

  Our revenues in 2000 have been primarily generated from the sale of BeOS to our licensed third party publishers, and other resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generated revenue by collecting commission from sales of third party software through our BeDepot.com Web site.

  We expect our future revenues to be primarily generated through royalty payments, maintenance and support fees, and professional services and integration fees from developers and manufacturers of Internet appliances, and other systems and hardware manufacturers incorporating BeIA into their products. We expect that any revenues from BeIA will be generally derived through licensing of BeIA to developers and manufacturers of Internet appliances and related service fees including integration, support and maintenance fees. The revenues from BeIA have not offset the loss of revenues from sales of BeOS and we expect that our revenues and cash flow for the future periods to continue to be negatively impacted.

  Since adopting and incorporating BeIA as a software solution generally represents a significant product decision for developers and manufactures of Internet appliances and related systems and hardware, we have experienced a longer sales cycle as we have collaborated with and educated customers and partners on the use and benefits of BeIA. We expect our revenues in the future to be dependent in large part upon the success of our customers' products using our BeIA solution. We have little or no influence over the development and marketing efforts of our customers. Our customers are generally under no minimum payment obligations or minimum purchase requirements. Our customers and partners are free to use software platforms developed by other companies in their Internet appliance products and are under no obligation to develop or market products based on our software solution. As a result, we have very limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues.

  Our research and development expenses consist primarily of compensation and related costs for research and development personnel. We also include in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs include the cost of licensing technology that is incorporated into a product or an enhancement, which is still in preliminary development, and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. We expect research and development expenses will increase in the future as we further develop and enhance BeIA and develop new products for the Internet appliances market.

  Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, investor relations, promotional materials, travel, and related expenses for attending trade shows. We expect that our sales and marketing expenses in the future will be in large part dependent on our ability to secure sufficient capital to fund our ongoing operations. If we are able to secure sufficient capital, we expect our sales and marketing expenses to increase as we further promote awareness of our software solution and further develop and expand our relationships with existing and potential partners.

  General and administrative expenses consist primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect that our general and administrative expenses in the future will be in large part dependent on our ability to secure sufficient capital to fund our ongoing operations. If we are able to secure sufficient capital, we expect our general and administrative expenses to increase as we expand our existing facilities or relocate to new facilities that better address any growth we may experience or incur costs related to any growth in our business and the costs of operating as a public company.

   We market and sell our products in the United States and internationally. International sales of products accounted for approximately 23%, 56% and 53% of total revenues in 2000, 1999 and 1998, respectively. Because of our shift in focus away from BeOS, we expect that in the future a higher percentage of our total revenues will be derived from North America. While the majority of our international revenues are presently denominated in US dollars, we expect an increasing portion of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

  From time to time in the past, we have granted stock options to employees, consultants and non-employee directors and expect to continue to do so in the future. As of December 31, 2000, we had recorded deferred compensation related to these options in the total amount of $15.8 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $5.7 million had been amortized at December 31 1998, with $6.2 and $2.6 million being amortized in 1999 and 2000, respectively. Future amortization of expense arising out of options granted through December 31, 2000 is estimated to be $949,000, $261,000 and $8,000 for 2001, 2002 and 2003 respectively. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison

  Certain prior year costs have been reclassified to conform with the current year presentation.

  Operating expenses as shown in Item 6--Selected Financial Data, include non-cash charges for stock compensation amortization as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
                                                           (in thousands)
   Amortization of deferred compensation included in:
     Research and development......................... $ 1,747 $ 1,927 $   794
     Sales and marketing..............................     833   1,692     646
     General and administrative.......................   1,301   2,614   1,173
                                                       ------- ------- -------
       Total amortization of deferred stock
        compensation.................................. $ 3,881 $ 6,233 $ 2,613
                                                       ======= ======= =======

  Excluding the amortization of deferred compensation, operating expenses are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
                                                           (in thousands)
   Operating expenses:
     Research and development......................... $ 6,386 $ 8,502 $ 8,345
     Sales and marketing..............................   4,784   9,274   7,166
     General and administrative.......................   1,428   2,506   3,567
     Amortization of deferred stock compensation .....   3,881   6,233   2,613
                                                       ------- ------- -------
       Total operating expenses....................... $16,479 $26,515 $21,691
                                                       ======= ======= =======

Comparison of the Year ended December 31, 2000 to the Year Ended December 31,
1999

  Net Revenues. Net revenues decreased $2.2 million to $480,000 for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. This decrease is primarily attributable to lower shipments of BeOS, which we believe resulted from making a version of BeOS available for free download. To date, all of our revenues have been derived from BeOS, with future revenues to be dependent primarily on BeIA, our software solution for Internet appliances.

  Cost of Revenues. Cost of revenues decreased $339,000, or 24%, to $1.1 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. Gross margin is negative this year as a result of the continuing amortization of technology license agreements.

  Research and Development. Research and Development expenses were relatively constant at $8.3 million for the year ended December 30, 2000 as compared with $8.5 million for the year ended December 31, 1999. Lower outside consulting expenses were partially offset by increases in payroll expenses due to additional headcount.

  Sales and Marketing. Sales and marketing decreased $2.1 million, or 23%, to $7.2 million for the year ended December 31, 2000 from $9.3 million for the year ended December 31, 1999. This decrease is primarily attributable to our shift in resources to focus on the Internet appliances market, and resulting shift in our potential customer base from end users to device and service providers. Additionally, the Web site technology purchased in 1998 is now fully amortized.

  General and Administrative. General and administrative expenses increased $1.1 million, or 42%, to $3.6 million for the year ended December 31, 2000 from $2.5 million for the year ended December 31, 1999. This increase was primarily attributable to the full year expenses associated with the activities of a public company.

  Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $3.6 million to $2.6 million for the year ended December 31, 2000, from $6.2 million for the year ended December 31, 1999. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

  Other Income (Expense), Net. Net other income increased $367,000, or 47%, to $1.2 million for the year ended December 31, 2000, from $789,000 for the year ended December 31, 1999. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Comparison of the Year ended December 31, 1999 to the Year Ended December 31,
1998

  Net Revenues. Net revenues increased $1.5 million to $2.7 million for the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. This increase was primarily attributable to higher shipments of BeOS as a result of the release of version R4.5 in June of 1999 and of the development of a reseller distribution channel in 1999, and to the recognition of approximately $254,000 of revenue previously reserved under the R4.5 free upgrade program which ended in November of 1999.

  Cost of Revenues. Cost of revenues decreased $725,000, or 34%, to $1.4 million for the year ended December 31, 1999 from $2.2 million for the year ended December 31, 1998. The cost of revenues for the year ended December 31, 1998 includes a charge of $1.2 million relating to technology which was used with BeOS, the cost of which was no longer recoverable from forecasted revenues.

  Research and Development. Research and development increased $2.1 million, or 33%, to $8.5 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. The net increase was primarily attributable to an increase in personnel costs and in licensing costs. Personnel expenses increased by approximately $1.3 million and included a one-time charge of approximately $145,000 related to the grant of immediately vested stock options and the acceleration of vesting of stock options previously issued to an employee.

  Sales and Marketing. Sales and marketing increased $4.5 million, or 94%, to $9.3 million for the year ended December 31, 1999 from $4.8 million for the year ended December 31, 1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel and to the costs relating to our third party developer programs including financial incentives in the form of partial funding of developers' costs and technical support provided to developers. Sales and marketing expenses also increased due to the amortization of purchased technology related to the acquisition in the second quarter 1998 of StarCode, a software development company. In 1999, sales and marketing expenses also increased due to the launch of new marketing programs including those related to the release of version 4.5 of BeOS in June of 1999.

  General and Administrative. General and administrative expenses increased $1.1 million, or 75%, to $2.5 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. This increase was primarily attributable to increases in professional services and related fees, increased personnel and related costs, to premiums related to insurance coverage obtained concurrently with the initial public offering and expansion of leased facilities.

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

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $15.0 million to $14.1 million at December 31, 2000, from $29.1 million at December 31, 1999. This decrease is primarily attributable to the amounts used to fund operations, net of the proceeds of stock-option exercises.

  Cash used in operating activities increased $1.5 million to $17.5 million for the year ended December 31, 2000 as compared to $16.0 million for the year ended December 31, 1999. This increase is primarily attributable to the increase in the net loss, net of non-cash items, and to the decrease in payables balances, during the year ended December 31, 2000.

  Cash provided by investing activities was approximately $17.1 million for the year ended December 31, 2000 as compared with cash used in investing activities of $16.9 million for the year ended December 31, 1999. This change is primarily attributable to net sales of short-term investments in the year ended December 31, 2000 and the net purchases of short-term investments following our initial public offering in the year ended December 31, 1999.

  Cash provided by financing activities for the year ended December 31, 2000 was approximately $3.4 million as compared with $36.0 million in the year ended December 31, 1999. This change is primarily attributable to the proceeds of $35.3 million received from our initial public offering in the third quarter of 1999.

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

  We believe that existing cash and cash equivalents will not be sufficient to meet operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001.

Additional capital will be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to scale back our business which could include among other things, a reduction in our work force. As a result we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Results of operations from our French subsidiary are not material to the results of our operations, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

  The table below presents principal amounts by expected maturity (in thousand U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio as at December 31, 2000.

                                                      2001   Thereafter Total
                                                     ------  ---------- ------
   Commercial paper................................. $4,594       --    $4,594
   Weighted Average Interest Rate...................   6.52%      --      6.52%
                                                     ------    ------   ------
     Total Portfolio, excluding equity securities
      .............................................. $4,594    $  --    $4,594
                                                     ======    ======   ======

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date until fiscal years beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement 133." SFAS 138 amends the accounting and reporting standards for certain derivative activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt

SFAS 133 effective January 1, 2001. To date, the Company has not engaged in derivative or hedging activities and does not expect the adoption of SFAS 133 and 138 to have a material impact on its financial position or results of operations.

  In various areas, including revenue recognition and stock-based compensation accounting standards and practices continue to evolve. The SEC continues to issue interpretative guidance relating to SAB 101, and the FASB and the Emerging Issues Task Force continue to address revenue and other related accounting issues. The management of the Company believes it is compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements and the report of independent accountants appears on pages F-1 through F-25 of this report.

Selected Quarterly Results of Operations

  The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 2000. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited financial statement and the attached notes. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                 Quarter Ended
                          ---------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31, June 30,  September 30, December 31,
                            1999      1999        1999          1999       2000      2000        2000          2000
                          --------- --------  ------------- ------------ --------- --------  ------------- ------------
Net revenues............   $   309  $   537      $   775      $ 1,035     $   254  $   142      $    68      $    16
Cost of revenues........        85      239          372          740         293      261          216          327
                           -------  -------      -------      -------     -------  -------      -------      -------
Gross profit (loss).....       224      298          403          295         (39)    (119)        (148)        (311)
Operating expenses:
 Research and
  development...........     2,032    1,937        2,200        2,333       2,148    1,843        2,088        2,266
 Sales and marketing....     1,965    2,540        2,279        2,489       2,171    1,983        1,422        1,590
 General and
  administrative........       508      587          665          747         950      839          880          898
 Amortization of
  deferred stock
  compensation..........     1,666    1,713        1,597        1,257       1,033      657          507          416
                           -------  -------      -------      -------     -------  -------      -------      -------
 Total operating
  expenses..............     6,171    6,777        6,741        6,826       6,302    5,322        4,897        5,170
                           -------  -------      -------      -------     -------  -------      -------      -------
Loss from operations....    (5,947)  (6,479)      (6,338)      (6,531)     (6,341)  (5,441)      (5,045)      (5,481)
Other income (net)......       101       32          284          372         341      322          274          219
                           -------  -------      -------      -------     -------  -------      -------      -------
Net loss................   $(5,846) $(6,447)     $(6,054)     $(6,159)    $(6,000) $(5,119)     $(4,771)     $(5,262)
                           =======  =======      =======      =======     =======  =======      =======      =======
Net loss attributable to
 common stockholders....   $(5,979) $(6,578)     $(6,082)     $(6,159)    $(6,000) $(5,119)     $(4,771)     $(5,262)
                           =======  =======      =======      =======     =======  =======      =======      =======

  Net revenues in the first quarter of 1999 were net of $355,000 in deferred revenues relating to sales made to distributors and resellers and revenue which was deferred due to free upgrades provided to retail customers who purchased version R4.0 of BeOS. Revenues deferred from sales to resellers and distributors are generally recognized when we have evidence that our product has been sold by the reseller or distributor to end users. Revenues deferred due to free product upgrades are recognized when BeOS upgrades are shipped. Our first quarter 1999 net revenues included $125,000 of revenues related to a distributor, which were previously deferred and which were recognized by upon sales by the distributor to end users.

  For the second and third quarter of 1999, net revenues increased primarily due to the release of version R4.5 in June of 1999 and the development of our reseller distribution channel. In the fourth quarter of 1999, we recognized approximately $254,000 in revenue previously reserved under the R4.5 free upgrade program, following the end of this program in November of 1999. In January of 2000, we announced we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced a version of BeOS would be made available for personal use at no charge. After the first quarter of 2000, net revenues were primarily generated by royalties received from third-party publishers. The decrease in net revenues is primarily attributable to lower shipments of BeOS, which we believe resulted from making a version of BeOS available for free download. Sales of BeOS have been our primary source of revenue in the past. We may not generate any meaningful revenues from sales of BeOS in the foreseeable future.

  Amortization of licensed or acquired technology is charged to cost of revenues and as a result of the continuing amortization of technology license agreements, gross margins were negative in year 2000.

  In 1999, quarterly fluctuations in sales and marketing expenses relate primarily to increased sales and marketing personnel and related costs, attendance at trade shows and costs relating to our developer programs. Sales and marketing expenses may fluctuate in the quarter as we increase our advertising and promotional efforts prior to product releases and upgrade introductions and participate in various trade shows and developer conferences. In the second quarter of 1999, sales and marketing expenses increased as a result of increased costs relating to our third-party developer programs and expenses relating to the launch of new marketing programs including those related to the launch of version R4.5 of BeOS in June of 1999. From the first quarter of 2000, sales and marketing expenses started to decrease, following our decision to reallocate capital to focus on the Internet appliances market and shifting our potential customer base from end users to OEMs and ODMs.

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

  Our quarterly and annual operating results will likely vary significantly from quarter to quarter in the future due to a number of factors, many of which are outside our control, including:

  .  demand for and acceptance of our software solution;

  . success of products and services incorporating our software solution offered by Internet appliance developers and manufacturers, system and hardware manufacturers and Internet service and content providers;

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the "Proxy Statement"), no later than 120 days after the end of our fiscal year (December 31,2000). Our executive officers and their ages as of February 28, 2001 are as follows:

Name                     Age Position
----                     --- --------
Jean-Louis F. Gassee....  56 President, Chief Executive Officer and Director
Steve M. Sakoman........  46 Chief Operating Officer, Chief Technical Officer and Director
P.C. Berndt.............  37 Chief Financial Officer

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

  Steve M. Sakoman co-founded Be in 1990 and had served as our Vice President, Engineering and Chief Technical Officer since August 1996 and now serves as our Chief Operating Officer. In addition, Mr Sakoman was appointed to the Board on November 28, 2000. From 1994 to 1996, Mr. Sakoman served in various management positions at SGI, including Director of Consumer Technology. Prior to forming Be, Mr. Sakoman served as Director of Macintosh and Apple II Development for Apple from 1985 until 1987 and Director of Newton Development from 1987 to 1990. Mr. Sakoman has also held various management positions at the Hewlett-Packard Company. Mr. Sakoman has also served as a consultant and contract designer for the consumer electronics industry in the area of home theater sound systems. Mr. Sakoman holds a B.S. in Computer Engineering from Case Western Reserve University.

  P.C. Berndt, our Chief Financial Officer, joined Be in August of 2000 from Coca-Cola where he was director of revenue management of the Greater Europe Group. Prior to his five-year tenure with Coca-Cola, Mr. Berndt held positions with Deloitte & Touche Management Consulting as a manager in the finance, operations and strategy group and with Arthur Andersen & Co. as a member of the senior financial valuation staff. Mr. Berndt has advised numerous high-profile clients, including Anheuser-Busch, BellSouth, Inc., First Republic Bank, W H Smith, Aeromexico Airlines and several professional sport franchises. Mr. Berndt has an M.B.A. from the University of Michigan at Ann Arbor, a B.S. in Accounting and a B.S. in Finance from the University of Illinois at Champaign-Urbana.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

  (2) Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts is filed on page F-25 of this Report on Form 10-K.

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

  4.3*   Warrant to purchase up to 1,538,462 shares of common stock, dated
         December 23, 1998, issued by Be Incorporated to Intel Corporation

         Amended and Restated Investors' Rights Agreement, dated February 4,
  4.4*   1998

         Form of Indemnity Agreement entered into between the Company and its
 10.1*   directors and officers

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

 10.4.1* Employee Stock Purchase Plan

 10.4.2* Form of Employee Stock Purchase Plan Offering

 10.5.1* Non-Employee Directors' Stock Option Plan

 10.5.2* Form of Nonstatutory Stock Option

         Office Lease dated June 24, 1994, by and between Menlo Station
 10.6.1* Development and the Company

 10.6.2* Amendment to Office Lease, dated April 10, 1997, by and between Menlo
         Station Development and the Company

         Employment Agreement, dated June 22, 1998, by and between the Company
 10.7*   and Wesley S. Saia

         Employment Agreement, dated March 12, 1999, by and between the Company
 10.8*   and Roy Graham

 Exhibit
 Number  Description of Document
 ------- -----------------------
         Employment Agreement, dated October 9, 1998, by and between the
 10.9*   Company and Jean R. Calmon

 10.10*  Stock Purchase Agreement, dated as May 1, 1998, by and among StarCode
         Software, Inc., the Stockholders of StarCode Software, Inc., and Be
         Incorporated

 10.11*+ Software Distribution Agreement, dated November 5, 1998 by and between the Company and Plat'Home Co. Ltd.

 10.12** Form of Change in Control Agreement

 21.1*   List of Subsidiaries

 23.1    Consent of PricewaterhouseCoopers LLP, independent accountants

 24.1    Power of Attorney (see signature page)

--------
 * Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-77855)

** Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

 + Confidential Treatment has been granted with respect to certain portions of this agreement.

  (b) Reports on Form 8-K

    None

  (c) Exhibits

    See Item 14 (a) (3) above.

  (d) Financial Statement Schedules

    See Item 14 (a) (2) above.

                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on March 28, 2001.

                                          Be Incorporated

                                                 /s/ Jean-Louis F. Gassee
                                          By: _________________________________
                                          Name: Jean-Louis F. Gassee
                                          Title:  President, Chief Executive
                                                  Officer and Director

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Louis F. Gassee and P.C. Berndt and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign all amendments to this Form 10-K and to file this Form-10K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or their substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Jean-Louis F. Gassee          President, Chief Executive   March 28, 2001
______________________________________  Officer and Director
         Jean-Louis F. Gassee

         /s/ P.C. Berndt               Chief Financial Officer      March 28, 2001
______________________________________
             P.C. Berndt

        /s/ Steve Sakoman              Director and Chief           March 28, 2001
______________________________________  Operating Officer
            Steve Sakoman

       /s/ Barry M. Weinman            Director                     March 28, 2001
______________________________________
           Barry M. Weinman

      /s/ Garrett P. Gruener           Director                     March 28, 2001
______________________________________
          Garrett P. Gruener

        /s/ Stewart Alsop              Director                     March 28, 2001
______________________________________
            Stewart Alsop

      /s/ William F. Zuendt            Director                     March 28, 2001
______________________________________
          William F. Zuendt

      /s/ Andrei M. Manoliu            Director                     March 28, 2001
______________________________________
          Andrei M. Manoliu

1.Index to Consolidated Financial Statements

  The following financial statements are filed as part of this Report:

   Report of Independent Accountants........................................ F-2

   Consolidated Balance Sheets.............................................. F-3

   Consolidated Statements of Operations.................................... F-4

   Consolidated Statements of Stockholders' Equity (Deficit)................ F-5

   Consolidated Statements of Cash Flows.................................... F-6

   Notes to Consolidated Financial Statements............................... F-7

2.Index to Financial Statement Schedules

  The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

   Schedule
   --------
     II     Valuation and Qualifying Accounts.............................  F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Be Incorporated:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Be Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 19, 2001

                                BE INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands,
                                                            except share and
                                                                per share
                                                                amounts)
Assets
Current assets:
  Cash and cash equivalents................................ $  9,463  $  6,500
  Short-term investments...................................    4,594    22,629
  Accounts receivable......................................       26       167
  Prepaid and other current assets.........................      549       730
                                                            --------  --------
    Total current assets...................................   14,632    30,026
Property and equipment, net................................      391       562
Other assets, net of accumulated amortization..............    1,048     1,722
                                                            --------  --------
    Total assets........................................... $ 16,071  $ 32,310
                                                            ========  ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................... $    362  $    860
  Accrued expenses.........................................    1,502     1,550
  Technology license obligations, current portion..........      454       777
  Deferred revenue.........................................      109        99
                                                            --------  --------
    Total current liabilities..............................    2,427     3,286
Technology license obligations, net of current portion.....      320       597
                                                            --------  --------
    Total liabilities......................................    2,747     3,883
                                                            --------  --------
Commitments and Contingencies (Note 6)

Stockholders' Equity:
  Preferred stock, $.001 par value:
    Shares authorized: 2,000,000 in 2000 and 1999
    Shares issued and outstanding: none
  Common stock, $.001 par value:
    Shares authorized: 78,000,000 shares in 2000 and 1999
    Shares issued and outstanding: 36,202,899 in 2000 and
     34,692,415 in 1999....................................       36        35
Additional paid-in capital.................................  108,880   106,322
Deferred stock compensation................................   (1,218)   (4,690)
Accumulated deficit........................................  (94,375)  (73,223)
Accumulated other comprehensive income (loss)..............        1       (17)
                                                            --------  --------
    Total stockholders' equity.............................   13,324    28,427
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 16,071  $ 32,310
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                   (in thousands, except per
                                                         share amounts)
Net revenues.....................................  $    480  $  2,656  $  1,199
Cost of revenues.................................     1,097     1,436     2,161
                                                   --------  --------  --------
Gross profit (loss)..............................      (617)    1,220      (962)
Operating expenses:
  Research and development, including
   amortization of deferred stock compensation of
   $794 in 2000, $1,927 in 1999 and $1,747 in
   1998..........................................     9,139    10,429     8,133
  Sales and marketing, including amortization of
   deferred stock compensation of $646 in 2000,
   $1,692 in 1999 and $833 in 1998...............     7,812    10,966     5,617
  General and administrative, including
   amortization of deferred stock compensation of
   $1,173 in 2000, $2,614 in 1999 and $1,301 in
   1998..........................................     4,740     5,120     2,729
                                                   --------  --------  --------
    Total operating expenses.....................    21,691    26,515    16,479
                                                   --------  --------  --------
Loss from operations.............................   (22,308)  (25,295)  (17,441)
Interest expense.................................      (155)     (138)     (159)
Other income and expenses, net...................     1,311       927       739
                                                   --------  --------  --------
Net loss.........................................   (21,152)  (24,506)  (16,861)
                                                   --------  --------  --------
Other comprehensive gain (loss)
  Unrealized gains (losses) on investments.......        18       (17)      --
                                                   --------  --------  --------
Comprehensive loss...............................  $(21,134) $(24,523) $(16,861)
                                                   ========  ========  ========

Net loss.........................................  $(21,152) $(24,506) $(16,861)
Dividend related to beneficial conversion feature
 of preferred stock..............................       --        --     (1,204)
Accretion of mandatorily redeemable convertible
 preferred stock.................................       --       (292)     (358)
                                                   --------  --------  --------
Net loss attributable to common stockholders.....  $(21,152) $(24,798) $(18,423)
                                                   ========  ========  ========
Net loss per common share--basic and diluted.....  $  (0.60) $  (1.41) $  (5.80)
                                                   ========  ========  ========
Shares used in per common share calculation--
 basic and diluted...............................    35,533    17,589     3,178
                                                   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Accumulated
                            Common Stock     Additional   Deferred                   Other
                          ------------------  Paid-in      Stock     Accumulated Comprehensive
                            Shares    Amount  Capital   Compensation   Deficit    Gain (Loss)   Total
                          ----------  ------ ---------- ------------ ----------- ------------- --------
                                              (in thousands, except share amounts)
Balance, January 1,
 1998...................   4,573,240   $  5   $ 15,002    $(1,333)    $(30,652)      $--       $(16,978)
Repurchase of common
 stock..................    (248,700)   --         (25)       --           --         --            (25)
Exercise of stock
 options................     770,217               206        --           --         --            206
Sale of option to
 purchase preferred
 stock and warrants to
 purchase common stock..         --              1,322        --           --         --          1,322
Exercise of option to
 purchase preferred
 stock and warrants to
 purchase common stock..         --             (1,322)       --           --         --         (1,322)
Issuance of warrants to
 purchase common stock..         --     --       2,149        --           --         --          2,149
Deferred stock
 compensation related to
 grants of stock
 options................         --     --       7,472     (7,472)         --         --            --
Cancellation of
 options................         --     --        (434)       434          --         --            --
Amortization of deferred
 stock compensation.....         --     --         --       3,881          --         --          3,881
Net loss................         --     --         --         --       (16,861)       --        (16,861)
Beneficial conversion
 feature related to
 issuance of preferred
 stock..................         --     --       1,204        --           --         --          1,204
Dividend related to
 beneficial conversion
 feature of preferred
 stock..................         --     --         --         --        (1,204)       --         (1,204)
Accretion of mandatorily
 redeemable convertible
 preferred stock........         --     --        (358)       --           --         --           (358)
Other...................         --     --          86        --           --         --             86
                          ----------   ----   --------    -------     --------       ----      --------
Balance, December 31,
 1998...................   5,094,757      5     25,302     (4,490)     (48,717)       --        (27,900)
Repurchase of common
 stock..................     (39,640)   --          (3)       --           --         --             (3)
Exercise of stock
 options................     294,548    --          65        --           --         --             65
Exercise of common stock
 warrants...............     286,411      1        578        --           --         --            579
Deferred stock
 compensation related to
 grants of stock
 options................         --     --       7,457     (7,457)         --         --            --
Cancellation of
 options................                        (1,024)     1,024
Amortization of deferred
 stock compensation.....         --     --         --       6,233          --         --          6,233
Compensation expense on
 grant of fully vested
 options................         --     --         662        --           --         --            662
Issuance of common stock
 for cash, net of
 issuance costs of
 $4,034.................   6,557,465      6     35,303        --           --         --         35,309
Conversion of
 Mandatorily Redeemable
 Convertible Preferred
 Stock..................  22,498,874     23     38,274        --           --         --         38,297
Net loss................         --     --         --         --       (24,506)       --        (24,506)
Accretion of mandatorily
 redeemable convertible
 preferred stock........         --     --        (292)       --           --         --           (292)
Unrealized loss on
 investments............         --     --         --         --           --         (17)          (17)
                          ----------   ----   --------    -------     --------       ----      --------
Balance, December 31,
 1999...................  34,692,415     35    106,322     (4,690)     (73,223)       (17)       28,427
Repurchase of common
 stock..................     (22,165)   --          (2)       --           --         --             (2)
Exercise of stock
 options................     911,110      1      2,225        --           --         --          2,226
Exercise of common stock
 warrants...............     454,625    --         454        --           --         --            454
Compensation expense on
 grant of fully vested
 options................         --     --          38        --           --         --             38
Cancellation of
 options................         --     --        (859)       859          --         --            --
Sale of shares under the
 Employee Stock Purchase
 Plan...................     166,914    --         702        --           --         --            702
Amortization of deferred
 stock compensation.....         --     --         --       2,613          --         --          2,613
Net loss................         --     --         --         --       (21,152)       --        (21,152)
Unrealized gain on
 investments............         --     --         --         --           --          18            18
                          ----------   ----   --------    -------     --------       ----      --------
Balance, December 31,
 2000...................  36,202,899   $ 36   $108,880    $(1,218)    $(94,375)      $  1      $ 13,324
                          ==========   ====   ========    =======     ========       ====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
Cash flows from operating activities:
Net loss.........................................  $(21,152) $(24,506) $(16,861)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization...................     1,187       966       855
 Loss on disposal of fixed assets................         5        69       --
 Licensed technology used in research and
  development....................................       --        320     1,852
 Amortization of discount on technology license
  obligations....................................       109       134       130
 Increase in allowances for sales return.........       --        --         10
 Compensation expense incurred on issuance of
  stock..........................................        38       662       --
 Amortization of deferred stock compensation.....     2,613     6,233     3,881
 Changes in assets and liabilities (in 1998, net
  of effects of acquisition):
 Accounts receivable.............................       141       310      (450)
 Prepaid and other current assets................       241      (525)      (93)
 Other accrued...................................       --        (91)     (142)
 Accounts payable................................      (548)      284         5
 Accrued expenses................................      (169)      456       573
 Deferred revenue................................        10      (293)      340
                                                   --------  --------  --------
  Net cash used in operating activities..........   (17,525)  (15,981)   (9,900)
                                                   --------  --------  --------
Cash flow provided by (used in) investing
 activities:
Acquisition of property and equipment............      (182)     (515)     (323)
Acquisition of licensed technology...............      (746)   (1,893)   (1,373)
Purchases of short-term investments..............   (64,377)  (81,749)  (35,213)
Sales and maturities of short-term investments...    82,412    67,357    27,159
Deposits and other...............................       --        (63)      --
Acquisition of StarCode (net of cash acquired)...       --        --       (562)
                                                   --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................    17,107   (16,863)  (10,312)
                                                   --------  --------  --------
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant
 to common stock options.........................     2,226        65       206
Proceeds from issuance of common stock pursuant
 to common stock warrants........................       455       579       --
Proceeds from issuance of common stock under the
 Employee Stock Purchase Plan....................       702       --        --
Proceeds from issuance of preferred stock, net...       --        --     20,156
Proceeds from issuance of common stock warrants..       --        --      1,248
Proceeds from option to purchase Series 2
 preferred stock and common stock warrants.......       --        --      1,322
Proceeds from issuance of common stock in initial
 public offering, net............................       --     35,309       --
Repurchase of common stock.......................        (2)       (3)      (25)
                                                   --------  --------  --------
  Net cash provided by financing activities......     3,381    35,950    22,907
                                                   --------  --------  --------
Net increase in cash and cash equivalents........     2,963     3,106     2,695
Cash and cash equivalents, beginning of year.....     6,500     3,394       699
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $  9,463  $  6,500  $  3,394
                                                   ========  ========  ========
Supplemental schedule of noncash financing
 activities:
Conversion of mandatorily redeemable convertible
 preferred stock to common stock.................  $    --   $ 38,297  $    --
                                                   ========  ========  ========
Conversion of notes payable and accrued interest
 to preferred stock..............................  $    --   $    --   $  3,094
                                                   ========  ========  ========
Issuance of preferred stock to bankers...........  $    --   $    --   $    345
                                                   ========  ========  ========
Allocation of proceeds from option to purchase
 preferred stock and warrants....................  $    --   $    --   $  1,322
                                                   ========  ========  ========
Dividend related to beneficial conversion feature
 of preferred stock..............................  $    --   $    --   $  1,204
                                                   ========  ========  ========
Accretion of mandatorily redeemable preferred
 stock...........................................  $    --   $    292  $    358
                                                   ========  ========  ========
Future obligations under noncancelable technology
 licenses........................................  $    --   $    809  $    696
                                                   ========  ========  ========
Unearned stock based compensation related to
 stock option grants, net of cancellations.......  $   (859) $  6,433  $  7,038
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                BE INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Nature of Business: (to mirror business section text)

  Be Incorporated (the "Company") was founded in 1990 and offers software platforms designed for Internet appliances and digital media applications. The Company's software platforms (i) BeIA: consisting of three components; BeIA Client Platform, BeIA Management and Administration Platform, and BeIA Integrations Services, (ii) Home Audio Reference Platform (HARP), a BeIA-based reference platform or prototype for Internet-enabled home stereo devices, and
(iii) BeOS, the Company's operating system designed for digital media applications and serves as the development platform for BeIA.

  The Company's revenues to date have been primarily generated from the following sources: sale of BeOS to resellers and distributors, and direct sales of BeOS to end users through its BeDepot.com Web site. The Company also generated revenues by collecting commission from sales of third party software through its BeDepot.com Web site. In 2000, the Company shifted its resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, its software solution intended for Internet appliances. At the same time it announced that it would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers. During 2000, the Company discontinued sales of software through its BeDepot.com website. Since inception, the Company has experienced losses and negative cash flow from operations and expects to continue to experience significant negative cash flow in the foreseeable future.

Note 2--Summary of Significant Accounting Policies:

 Basis of presentation

  These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and has an accumulated deficit at December 31, 2000 of $94.4 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern

  The Company believes that existing cash and cash equivalents will not be sufficient to meet the Company's operating and capital requirements at its currently anticipated level of operations beyond the end of the second quarter of 2001. Additional capital will be necessary in order to fund the Company's operations at the currently anticipated levels beyond the second quarter of 2001. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to obtain additional funds, on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it will have to scale back its business which could include among other things, a reduction in its workforce. As a result, it may not be able to further develop or enhance its product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. The Company's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Principles of consolidation

  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                                BE INCORPORATED

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

  Management has classified all of its short-term investments as available for sale. Realized gains and losses are calculated using the specific identification method. Realized gains and losses in 2000, 1999 and 1998 and unrealized holding gains and losses at December 31, 1998 were not significant. Unrealized gains and losses at December 31, 2000 and 1999 are shown in the Consolidated Statements of Operations and Stockholders' Equity (Deficit).

  The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to their short maturities. The fair value of short term investments is set forth in note 4 of notes to the consolidated financial statements.

 Certain risks and concentrations

  To date, the Company's revenue has been derived entirely of sales of BeOS. In the first quarter of 2000, the Company shifted its resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, its software solution intended for Internet appliances. The Company may be unsuccessful in its attempt to focus primarily on this market and has not yet recognized revenues from its BeIA product.

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

                                BE INCORPORATED

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

  The Company depends on development tools provided by a limited number of third party vendors. Together with application developers, the Company relies primarily upon software development tools provided by two companies. If one or both of these companies fail to support or maintain these development tools, the Company will have to support the tools itself or transition to another vendor. Any maintenance or support of the tools by the Company or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on the Company's products. Failure to procure the needed software development tools or any delay in availability of third party applications could negatively impact the Company's ability and the ability of third party application developers to release and support its software solution and the applications that run it. These factors could negatively and materially affect the acceptance and demand for BeOS, our business and prospects.

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

  Depreciation expense for 2000, 1999, and 1998 was $347,000, $287,000 and $202,000, respectively.

 Accounting for Long-Lived Assets

  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount these assets may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

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

 Advertising costs

  Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $73,000, $154,000 and $38,000 in 2000, 1999 and 1998, respectively.

                                BE INCORPORATED

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

 Revenue recognition

  In the second half of 2000, the Company's revenue was primarily derived from royalties on sales of BeOS by third-party publishers. In prior periods, revenue was generated from licensing fees on sales to end-users either by direct-order on the Company's web site or sales by distributors.

  The Company recognized product revenues from orders on the Company's web site upon shipment, provided a credit card authorization was received, the fee was fixed and determinable, collection of resulting receivables was probable and product returns were reasonably estimable. The Company used a standard shrink wrap license for all of its sales. Under the license, the Company was obligated to provide limited telephone support to end users who purchase the Company's product and provided a 5-day money back guarantee. The Company accrued the costs of providing telephone support upon shipment of the product based on the historical cost of providing such support to its customers. In addition, upon shipment of its product, the Company recorded an allowance for estimated sales returns.

  Product revenues for sales to its distributors were recognized upon sell through to an end user provided a signed contract existed, the fee was fixed and determinable and collection was probable. The Company recognized revenue from these distributors upon sale by the distributors to an end user because the Company did not have sufficient experience with the distributors to reasonably estimate returns.

  During 1999 and 1998, under certain circumstances, the Company offered an upgrade to its product in conjunction with product sales at no additional charge. Generally, such rights were offered prior to new versions being released and gave the customers who purchase products between established dates the right to such an upgrade. Revenue was allocated to an upgrade right based on the price for upgrades when sold separately. The Company recognized upgrade revenue when the criteria for product revenue recognition from end users set forth above are met.

  At December 31, 2000, deferred revenues consisted primarily of prepaid royalties for BeIA. At December 31, 1999, deferred revenues consisted of revenue related to distributor sales not sold through to end users.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 10, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations in 2000.

 Stock-based compensation

  The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to

                                BE INCORPORATED

Employees," and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 7. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred either after December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the results of operations or financial position of the Company.

 Comprehensive income

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss are shown in the Consolidated statements of Operations.

                                BE INCORPORATED

 Net loss per common share

  Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per common share in 2000, 1999 and 1998 because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                    2000      1999      1998
                                                  --------  --------  --------
Net loss per common share, basic and diluted:
  Net loss....................................... $(21,152) $(24,506) $(16,861)
  Dividend related to beneficial conversion
   feature of preferred stock....................      --        --     (1,204)
  Accretion of mandatorily redeemable convertible
   preferred stock...............................      --       (292)     (358)
                                                  --------  --------  --------
    Numerator for net loss per common share,
     basic and diluted...........................  (21,152)  (24,798)  (18,423)
  Denominator for basic and diluted loss per
   common share:
    Weighted average common shares outstanding...   35,533    17,589     3,178
                                                  ========  ========  ========
  Net loss per common share basic and diluted.... $  (0.60) $  (1.41) $  (5.80)
                                                  ========  ========  ========
  Antidilutive securities:
    Options to purchase common stock.............    5,911     6,010     2,205
    Common stock subject to repurchase...........      222       499     1,389
    Preferred stock..............................      --        --     22,499
    Warrants.....................................    2,130     2,585     2,871
                                                  --------  --------  --------
                                                     8,263     9,094    28,964
                                                  ========  ========  ========

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date until fiscal years beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement 133." SFAS 138 amends the accounting and reporting standards for certain derivative activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS 133 effective January 1, 2001. To date, the Company has not engaged in derivative or hedging activities and does not expect the adoption of SFAS 133 and 138 to have a material impact on its financial position or results of operations.

  In various areas, including revenue recognition and stock-based compensation accounting standards and practices continue to evolve. The SEC continues to issue interpretative guidance relating to SAB 101, and the

                                BE INCORPORATED

FASB and the Emerging Issues Task Force continue to address revenue and other related accounting issues. The management of the Company believes it is compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

 Reclassifications

  Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

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

  The fair value of the assets acquired from StarCode and a summary of the consideration exchanged for these assets is as follows:

     Total purchase price................................................ $567
                                                                          ====
     Assets acquired: Tangible assets, including cash, accounts receivable and property and equipment.............................. $ 22
     Purchased web site technology.......................................  545
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

  Summarized below are the unaudited pro forma results of operations of the Company as though StarCode had been acquired at the beginning of the period presented. Adjustments have been made for the estimated increases in amortization related to purchased web site technology and other appropriate pro forma adjustments.

                                                                        1998
                                                                      --------
     Revenue......................................................... $  1,215
     Net loss........................................................ $(17,064)
     Net loss per common share, basic and diluted.................... $  (5.37)

  The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of each period presented or of future results of operations of the combined companies.

                                BE INCORPORATED

Note 4--Balance Sheet Accounts:

                                                          December 31,
                                                  -----------------------------
                                                      2000           1999
                                                  ------------- ---------------
                                                          Fair           Fair
                                                   Cost  Value   Cost    Value
                                                  ------ ------ ------- -------
     Cash and cash equivalents
       Cash...................................... $  426 $  426 $ 1,935 $ 1,935
       Money Market..............................      8      8     --      --
       Repurchase Agreements.....................  6,785  6,785     --      --
       Corporate Obligations.....................  1,250  1,250     --      --
       Commercial paper..........................    994    994   4,565   4,565
                                                  ------ ------ ------- -------
                                                  $9,463 $9,463 $ 6,500 $ 6,500
                                                  ====== ====== ======= =======
                                                          December 31,
                                                  -----------------------------
                                                      2000           1999
                                                  ------------- ---------------
                                                          Fair           Fair
                                                   Cost  Value   Cost    Value
                                                  ------ ------ ------- -------
     Short-term investments
       Federal government obligations............    --     --  $ 4,443 $ 4,443
       Corporate debt obligations................    --     --   18,203  18,186
       Commercial paper.......................... $4,593 $4,594     --      --
                                                  ------ ------ ------- -------
                                                  $4,593 $4,594 $22,646 $22,629
                                                  ====== ====== ======= =======

  All short-term investments mature within one year.

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Property and equipment, net
       Computer equipment..................................... $ 1,124  $   900
       Furniture and fixtures.................................     390      458
                                                               -------  -------
                                                                 1,514    1,358
     Less: accumulated depreciation...........................  (1,123)    (796)
                                                               -------  -------
                                                               $   391  $   562
                                                               =======  =======
     Accrued expenses
       License and royalty liabilities........................ $    70  $   174
       Payroll and related....................................     932      893
       Other..................................................     500      483
                                                               -------  -------
                                                               $ 1,502  $ 1,550
                                                               =======  =======
     Other assets, net
       Technology licenses.................................... $ 3,520  $ 3,447
       Deposits...............................................      24       91
                                                               -------  -------
                                                                 3,544    3,538
     Less: accumulated amortization...........................  (2,496)  (1,816)
                                                               -------  -------
                                                               $ 1,048  $ 1,722
                                                               =======  =======

                                BE INCORPORATED

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

  However, in June 1998, based on the performance characteristics of this tool on one of the microprocessor architectures, management deemed that it did not meet its requirements as a development tool for BeOS and made alternative arrangements with another company to develop a suitable replacement for that architecture. Also in June 1998, the manufacturer of systems based on the other microprocessor architecture announced that they would not release details of any of their future systems. As a result, the Company was unable to support any of the future platforms. Since no estimated future cash flows were expected from the licensed technology, a charge of $1,211,000 was recorded in June 1998. This charge has been included in cost of sales in the statement of operations.

  Beginning in 1998, the Company entered into other technology license agreements including non cancelable minimum payments. The present value of payments due under these agreements (see Note 6) is recorded as an asset and amortized over the lesser of the term of the agreement or three years, if technological feasibility was established at the date the agreement was signed or as research and development costs if technological feasibility had not been established and there was no alternative future use for the licensed technology. During 2000, 1999 and 1998, costs capitalized under these agreements were $100,000, $809,000 and $663,000, respectively. During 1998, $641,000 was expensed as research and development under these agreements.

Note 5--Notes Payable:

  During 1997, the Company issued notes payable to certain shareholders in exchange for $3,000,000 of cash. These notes payable bore interest at an annual rate of 10%, and were payable in February 1998. These notes payable and related accrued interest were converted to Series 2 convertible preferred stock in February 1998 (see Note 7).

Note 6--Commitments and Contingencies:

 Lease Commitments

  The Company leases its facilities under non cancelable operating leases expiring at various dates through January, 2003. Future annual minimum lease payments as of December 31, 2000 are as follows (in thousands):

     2001................................................................ $1,299
     2002................................................................    270
     2003 ...............................................................      5
                                                                          ------
                                                                          $1,574
                                                                          ======

  Total rent expense was $1,308,000, $1,168,000 and $825,000 for 2000, 1999
and 1998, respectively.

                                BE INCORPORATED

  In addition, the Company has entered into several technology licensing agreements which include non cancelable payments. These payments have been recorded at the net present value using a discount rate of 10% per annum. The future minimum payments under these agreement are as follows:

     2001................................................................ $ 510
     2002................................................................   345
                                                                          -----
                                                                            855
     Less discount.......................................................   (81)
                                                                          -----
                                                                            774
     Less current portion................................................  (454)
                                                                          -----
                                                                          $ 320
                                                                          =====

 Contingencies

  In November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from a stockholder alleging damages resulting form the transfer agent's failure to timely issue its stock certificates. While the Company was not a party named in such demand letter, and no claim has yet been filed with any court of competent jurisdiction, it is named as a party on the stockholder's draft claim attached to the demand letter. The Company has been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed. Be management believes that the allegations as they relate to Be in the potential and draft claim are without merit and intends to vigorously defend Be against any potential future related legal action. However, there can be no assurance this threatened claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to its financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is the Company's intent to seek reimbursement under its D&O insurance policy.

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

                                BE INCORPORATED

  Changes in the mandatorily redeemable convertible preferred stock during 1998 and 1999 were as follows (in thousands):

                                                                        Amount
                                                                       --------
   Balance, January 1, 1998..........................................  $ 14,052
     Issuance of Series 2:
       February 1998, net of issuance costs of $1,432................    22,391
       December 1998, net of issuance costs of $217 and allocation to
        warrants of $2,001...........................................     1,204
     Beneficial conversion feature...................................    (1,204)
     Dividend related to beneficial conversion feature of preferred
      stock..........................................................     1,204
     Accretion to redemption value...................................       358
                                                                       --------
   Balance, December 31, 1998........................................    38,005
     Accretion to redemption value...................................       292
     Conversion to common stock......................................   (38,297)
                                                                       --------
   Balance, December 31, 1999........................................  $    --
                                                                       ========

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

     Series 2 mandatorily redeemable convertible preferred stock ...... $1,535
     Option ...........................................................  1,322
                                                                        ------
                                                                        $2,857
                                                                        ======

  In December 1998, the proceeds from the issuance of preferred stock were allocated to the preferred stock and warrants to purchase 1,538,462 shares of common stock based on the relative fair values of each of these

                                BE INCORPORATED
instruments. The fair value of the warrants was estimated at $6,202,000 using the Black-Scholes model and the following assumptions; dividend yield of 0%, volatility of 60%, risk free interest rate of 4.76% and a term of five years. The proceeds comprised $1.9 million ($2 million net of issuance costs of $0.1 million) in cash consideration plus the fair value of the options to purchase preferred stock and the common stock warrants discussed above and totaled $3,205,000. The resulting allocation was as follows (in thousands):

     Series 2 mandatorily redeemable convertible preferred stock........ $1,204
     Common stock warrants..............................................  2,001
                                                                         ------
                                                                         $3,205
                                                                         ======

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

 Warrants

  The Company has issued fully exercisable warrants to purchase common stock. None of these warrants were exercised prior to 1999. Warrant activity can be analyzed as follows:

                                                                             Number of                   Number of
                                                    Number of  Number of      Warrants     Number of      Warrants
                                                     Shares     Warrants   Outstanding at   Warrants   Outstanding at
                        Expiration   Exercise Price Under the Exercised in  December 31,  Exercised in  December 31,
    Issuance Date          Date        Per share    Warrants      1999          1999          2000          2000
    -------------      ------------- -------------- --------- ------------ -------------- ------------ --------------
April 1996             March 2001        $1.00      1,219,648   173,546      1,046,102      454,625        591,477
December 1998          December 2003     $3.25      1,538,462       --       1,538,462          --       1,538,462
May and December 1998  June 17, 2000     $3.58        112,865   112,865            --           --             --
                                                    ---------   -------      ---------      -------      ---------
                                                    2,870,975   286,411      2,584,564      454,625      2,129,939
                                                    =========   =======      =========      =======      =========

  The December 1998 warrants were issued in connection with the issuance of Series 2 preferred stock in December 1998 and valued as described above under "Issuance of Series 2 mandatorily redeemable convertible preferred stock".

  The May and December 1998 warrants were issued for investment banker fees related to the issuance of the Series 2 preferred stock.

 1992 Stock Option Plan

  In 1992 the Company adopted a stock option plan (the "1992 Plan") under which 5,000 shares of the Company's common stock had been reserved for issuance of stock options to employees, directors, or consultants under terms and provisions established by the board of directors. In 1997 and 1998, the Company reserved an additional 5,995,000 shares and 2,000,000 shares, respectively, for issuance under the 1992 Plan. Options granted under the 1992 Plan are immediately exercisable; however, shares exercised under the 1992 Plan are subject to the Company's right of repurchase at the end of the holder's association with the Company. The Company's right of repurchase generally lapses as to 20% of the shares one year from the date of grant and 1/60th each month

                                BE INCORPORATED
thereafter or as to 25% of the shares one year from the date of grant and 1/48th each month thereafter. The options expire ten years from the date of grant.

  On March 30, 1999, the board of directors terminated the 1992 Plan. No further options will be granted under the 1992 plan.

 1999 Equity Incentive Plan

  On March 30, 1999 the Company adopted the Equity Incentive Plan (the "1999 Plan") under which a total of up to 8,000,000 shares of common stock were initially reserved for issuance. This number of shares initially reserved was reduced by the 1,943,347 shares reserved for issuance under options then outstanding under the 1992 Plan. If any of these 1,943,437 options are cancelled, the number of shares reserved under the 1999 Plan will be increased by the number of such cancellations. In addition, at the end of each year an additional number of shares will automatically be added to the number of shares already reserved for issuance under the 1999 Plan. This additional number of shares will be not more than the lesser of 5% of the number of shares of the Company's issued and outstanding common stock as of year end or the number equal to 8% of the number of shares of common stock issued and outstanding at year end less the number of shares of common stock reserved for issuance under the 1999 Plan but not subject to outstanding awards. The 1999 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock purchase rights and stock bonuses to employees, consultants and directors. Incentive stock options may be granted only to employees. The exercise price of incentive stock options granted under the 1999 Plan must be at least equal to the fair market value of the Company common stock on the date of grant. The exercise price of non-qualified stock options is set by the administrator of the 1999 Plan, but can be no less than 85% of the fair market value. The maximum term of options granted under the 1999 Plan is ten years. Options granted under the terms of the 1999 Plan become exercisable as to 25% of the shares awarded after one year and 1/48 of the award monthly thereafter.

  Activity under the Company's Plans is set forth below (in thousands, except per share and share numbers):

                                            Options Outstanding
                            -------------------------------------------------------
                                                                           Average
                                                                           Weighted
                            Available                Price per             Exercise
                            for Grant     Shares       Share      Amount    Price
                            ----------  ----------  ------------ --------  --------
   Balance, January 1,
    1998...................    339,232     987,400  $ 0.10-$0.20 $    104   $0.11
     Options authorized....  2,000,000         --       --            --      --
     Options granted....... (2,436,500)  2,436,500   0.20-0.35        840    0.34
     Options exercised.....        --     (770,217)  0.10-0.35       (205)   0.27
     Options terminated....    448,756    (448,756)  0.10-0.35        (94)   0.21
                            ----------  ----------               --------
   Balance, December 31,
    1998...................    351,488   2,204,927   0.10-0.35        645    0.29
     Options authorized
      March................  5,524,813         --       --            --      --
     Options authorized
      December.............    298,435         --       --            --      --
     Options granted....... (4,328,000)  4,328,000   0.35-14.38    22,726    5.25
     Options exercised.....        --     (294,548)  0.10-5.00        (64)   0.22
     Options terminated....    928,657    (928,657)  0.10-6.25     (2,875)   3.10
                            ----------  ----------               --------
   Balance, December 31,
    1999...................  2,775,393   5,309,722   0.10-14.38    20,432    3.85
     Options authorized....  1,810,145         --       --            --      --
     Options granted....... (3,961,500)  3,961,500   1.00-17.88    32,112    8.11
     Options exercised.....        --     (911,110)  0.10-12.88    (2,226)   2.44
     Options terminated....  1,870,409  (1,870,409)  0.10-14.44   (13,662)   7.30
                            ----------  ----------               --------
   Balance, December 31,
    2000...................  2,494,447   6,489,703  $0.10-$17.88 $ 36,656   $5.65
                            ==========  ==========               ========

                                BE INCORPORATED

  At December 31, 2000, 1999 and 1998, 2,339,767, 2,435,895 and 2,204,927
outstanding options were exercisable at weighted average exercise prices of $4.52, $2.01 and $0.29. Of these shares, 295,869 shares, 848,685 shares and
1,611,674 shares at weighted average exercise prices of $0.33, $0.33 and $0.32, respectively, are subject to the Company's right of repurchase upon exercise. In addition, 221,743, 499,069 and 1,339,302 shares of the Company's outstanding common stock is subject to the Company's right of repurchase at weighted average prices of $0.29, $0.24 and $0.17, respectively.

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

  Activity under the 1999 Non-Employee Director's Stock Option Plan is set forth below (in thousands, except per share and share numbers):

                                           Options Outstanding
                              ------------------------------------------------
                                                                      Average
                                                                      Weighted
                              Available            Price per          Exercise
                              for Grant  Shares      Share    Amount   Price
                              ---------  -------  ----------- ------  --------
   Options authorized........ 1,500,000      --   $       --  $  --    $  --
   Options granted...........  (700,000) 700,000   5.00-5.75   3,575     5.11
                              ---------  -------              ------
   Balance, December 31,
    1999.....................   800,000  700,000   5.00-5.75   3,575     5.11
   Options granted...........  (100,000) 100,000     16.13     1,612    16.13
   Options terminated........    90,625  (90,625)    5.00       (453)    5.00
                              ---------  -------              ------
   Balance, December 31,
    2000.....................   790,625  709,375  $5.00-16.13 $4,734   $ 6.67
                              =========  =======              ======

  At December 31, 2000 and 1999, 285,416 and nil options outstanding were exercisable at weighted average exercise prices of $5.08 and nil, respectively.

 Options Outstanding

  The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                               Options Outstanding         Options Exercisable
                         --------------------------------- --------------------
                                      Weighted
                                       Average    Weighted             Weighted
                                      Remaining   Average              Average
                           Number    Contractual  Exercise   Number    Exercise
   Exercise Prices       Outstanding Life (years)  Price   Exercisable  Price
   ---------------       ----------- -----------  -------- ----------- --------
   $0.10-0.35...........    824,296     7.21       $ 0.33     824,296   $ 0.33
   $1.00-4.56...........  1,446,000     9.83         2.40      33,444   $ 4.20
   $5.00-5.75...........  2,662,726     8.27         5.04   1,215,918   $ 5.02
   $6.00-9.00...........    991,683     9.04         7.28     268,464   $ 6.85
   $12.88-17.88.........  1,274,373     9.09        13.35     283,061   $12.98
                          ---------                         ---------
                          7,199,078     8.71       $ 5.75   2,625,183   $ 4.58
                          =========     ====       ======   =========   ======

                                BE INCORPORATED

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

  At December 31, 2000, the Company had recorded deferred compensation related to these options in an amount of $15,767,000 (net of cancellations), of which $2,613,000, $6,233,000 and $3,881,000 had been amortized to expense during 2000, 1999, and 1998.

  During 1999 and 1998 options to purchase 4,173,000 and 2,436,500 shares of the Company's common stock were granted with exercise prices below the estimated market value at the date of grant; the weighted average exercise prices were $4.98 and $0.34 per share and the deemed weighted average market values of the common stock was $6.81 and $3.41 per share, respectively. During 2000, all options were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

 Value of Options Granted

  The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following assumptions used for grants:

                                                   2000      1999       1998
                                                  ------- ---------- ----------
   Expected volatility...........................    142% 0% and 60%         0%
   Weighted average risk-free interest rate......   6.21%      4.80% 4.59-6.03%
   Expected life................................. 2 years    2 years    5 years
   Expected dividends............................      0%         0%         0%

  For the period prior to the Company's Initial Public Offering, volatility for the purposes of the SFAS No. 123 calculation was 0%.

  Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 2000, 1999 and 1998 were $29,359,000, $13,919,000 and $7,766,000, and $7.24, $2.77 and $3.19,
respectively.

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

                                BE INCORPORATED

Company or to the extent that such person's rights to purchase stock under stock purchase plans would accrue at a rate in excess of $25,000 per year.

  The first purchases under the Plan occurred in 2000, during which 166,914 shares were issued under the plan at a weighted average purchase price of $4.21. At December 31, 2000, 1,333,086 shares were reserved for future issuance under the plan.

  Under SFAS No. 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions:

                                                                 2000     1999
                                                               -------- --------
   Expected volatility........................................     142%      60%
   Weighted average risk-free interest rate...................    6.18%    4.80%
   Expected life.............................................. 6 months 6 months
   Expected dividends.........................................       0%       0%

  Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 2000 and 1999 was $417,000 and $140,000, and $3.45 and $1.94, respectively.

 Pro forma stock compensation

  Had compensation cost been determined based on the fair value at the grant date for the awards made in 1995 and thereafter under the Company's stock option plans and employee stock purchase plan consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                   2000      1999      1998
                                                 --------  --------  --------
   Net loss attributable to common
    stockholders--as reported..................  $(21,152) $(24,798) $(18,423)
   Net loss attributable to common
    stockholders--pro forma....................  $(31,855) $(27,039) $(18,442)
   Net loss per common share--basic and diluted
    as reported................................  $  (0.60) $  (1.41) $  (5.80)
   Net loss per common share--basic and diluted
    pro forma..................................  $  (0.90) $  (1.54) $  (5.80)

  Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 8--Income Taxes:

  The components of the net deferred tax asset are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 27,492  $ 17,466
   Tax credit carryforwards.................................    1,770     1,648
   Property and equipment and intangibles...................       49        48
   Other....................................................       53       807
                                                             --------  --------
                                                               29,364    19,969
   Less: valuation allowance................................  (29,364)  (19,969)
                                                             --------  --------
   Net deferred tax asset................................... $    --   $    --
                                                             ========  ========

                                BE INCORPORATED

  Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance increased $9.4 million in 2000, $7.9 million in 1999 and $6.0 million in 1998.

  The principal items accounting for the difference between income taxes benefit at the U.S. statutory rate and the benefit from income taxes reflected in the statement of operations are as follows (in thousands):

                                                       2000     1999     1998
                                                      -------  -------  -------
   Federal benefit at statutory rate................. $ 7,192  $ 8,332  $ 5,901
   Nondeductible expenses............................    (890)  (2,242)  (1,419)
   Net operating losses and benefits.................  (6,302)  (6,090)  (4,482)
                                                      -------  -------  -------
                                                      $   --   $   --   $   --
                                                      =======  =======  =======

  At December 31, 2000, the Company had approximately $73,407,000 of net operating loss carryforwards and $1,272,000 of research and development credits to offset future federal income taxes. The Company also had $43,430,000 of net operating loss carryforwards and $498,000 of research and development credits to offset future state income taxes. In addition to the net operating loss carryforwards referred to above, there are approximately $6,944,000 and $3,473,000 of net operating loss carryforwards for federal and state purposes, respectively, as of December 31, 2000, which relate to stock option deductions. The tax benefit of these additional losses will be credited to additional paid in capital if the Company's deferred tax asset is recognized. These carryforwards expire in the years 2005 through 2020 if not utilized. Due to changes in ownership, the Company's net operating loss and credit carryforwards may become subject to certain annual limitations.

Note 9--401(k) Profit Sharing Plan:

  The Company has a 401(k) Profit Sharing Plan which covers all employees. Under the Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual limitation for any plan year ($10,500 in 2000). Discretionary contributions may be made by the Company. No contributions were made by the Company during 2000, 1999 and 1998.

                                BE INCORPORATED

Note 10--Geographic Information:

  Management uses one measurement of profitability for its business. The Company markets its products and related services to customers in the United States, Europe and Asia.

  All long lived assets are maintained in the United States. Revenue information by geographic area is as follows (in thousands):

                                                                    Net Revenues
                                                                    ------------
     2000
       Americas....................................................    $  370
       Europe......................................................        36
       Asia........................................................        74
                                                                       ------
         Total.....................................................    $  480
                                                                       ======
     1999
       Americas....................................................    $1,156
       Europe......................................................       755
       Asia........................................................       745
                                                                       ------
         Total.....................................................    $2,656
                                                                       ======
     1998
       Americas....................................................    $  565
       Europe......................................................       194
       Asia........................................................       440
                                                                       ------
         Total.....................................................    $1,199
                                                                       ======

                                                                     SCHEDULE II

                                BE INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                               Additions
                                    Balance at Charged to            Balance at
                                    Beginning  Costs and             Ending of
                                    of Period   Expenses  Deductions   Period
                                    ---------- ---------- ---------- ----------
Year Ended December 31, 1998
  Allowance for sales return.......  $   --      $   17      $  7     $    10
  Deferred tax asset valuation
   allowance.......................  $ 6,098     $5,982      $ --     $12,080

Year Ended December 31, 1999
  Allowance for sales returns......  $    10     $  --       $ --     $    10
  Deferred tax asset valuation
   allowance.......................  $12,080     $7,889      $ --     $19,969

Year Ended December 31, 2000
  Allowance for sales returns......  $    10     $  --       $ --     $    10
  Deferred tax asset valuation
   allowance.......................  $19,969     $9,395      $ --     $29,364