Form 10-Q
period 2001-03-31
BE INC
filed 2001-05-14
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

The number of shares of Common Stock outstanding as of April 30, 2001 was 36,613,233.

                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                            PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.    Condensed Financial Statements:

                Consolidated Balance Sheets at March 31, 2001
                           and December 31, 2000                               2

                Consolidated Statements of Operations for the three months
                           ended March 31, 2001 and March 31, 2000             3

                Consolidated Statements of Cash Flows for the three months
                           ended March 31, 2001 and March 31, 2000             4

                Notes to Condensed Consolidated Financial Statements           5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9


     Item 3.    Quantitative and Qualitative Disclosures About Market Risk    26

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                             27

     Item 2.    Changes in Securities and Use of Proceeds                     27

     Item 3.    Defaults upon Senior Securities                               27

     Item 4.    Submission of Matters to a Vote of Security Holders           27

     Item 5.    Other Information                                             27

     Item 6.    Exhibits and Reports on Form 8-K                              28

                Signatures                                                    29

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands; unaudited)

                                                         March 31,  December 31,
                                                            2001        2000
                                                         ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents .........................   $   6,574    $   9,463
   Short-term investments ............................       2,741        4,594
   Accounts receivable ...............................         454           26
   Prepaid and other current assets ..................         552          549
       Total current assets ..........................      10,321       14,632
                                                         ---------    ---------
Property and equipment, net ..........................         379          391
Other assets, net of accumulated amortization ........         894        1,048

        Total assets .................................   $  11,594    $  16,071
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $     172    $     362
   Accrued expenses ..................................       1,704        1,502
   Technology license obligations, current portion ...         417          454
   Deferred revenue ..................................         477          109
       Total current liabilities .....................       2,770        2,427
                                                         ---------    ---------
Technology license obligations, net of current portion         232          320
       Total liabilities .............................       3,002        2,747
                                                         ---------    ---------
Stockholders' Equity:
   Common stock ......................................          36           36
   Additional paid-in capital ........................     109,334      108,880
   Accumulated other comprehensive gain ..............           8            1
   Deferred stock compensation .......................        (854)      (1,218)
   Accumulated deficit ...............................     (99,932)     (94,375)
       Total stockholders' equity ....................       8,592       13,324
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $  11,594    $  16,071
                                                         =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                 Three Months
                                                                Ended March 31,
                                                               2001        2000
Net revenues ...........................................   $    100    $    254
Cost of revenues .......................................        251         293
                                                           --------    --------
Gross profit (loss) ....................................       (151)        (39)

Operating expenses:
   Research and development, including amortization
         of deferred stock compensation of $102 and $312      2,481       2,460
   Sales and marketing, including amortization
         of deferred stock compensation of $64 and $237       1,618       2,328
   General and administrative, including amortization
         of deferred stock compensation of $136 and $484      1,146       1,514
   Restructuring charge ................................        307        --
       Total operating expenses ........................      5,552       6,302
                                                           --------    --------
Loss from operations ...................................     (5,703)     (6,341)

Interest expense .......................................        (15)        (34)
Other income and expenses, net .........................        161         375
                                                           --------    --------
Net loss ...............................................     (5,557)     (6,000)
                                                           ========    ========
Net loss per common share--basic and diluted ...........   $   (.15)   $   (.17)
                                                           ========    ========
Shares used in per common share
   calculation--basic and diluted ......................     36,194      34,999
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                               2001       2000
                                                           --------    --------
Cash flows from operating activities:
   Net loss ............................................   $ (5,557)   $ (6,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................        267         266
       Amortization of discount on
        technology license obligations .................         15          33
       Loss on disposal of fixed assets ................          6        --
       Compensation expense incurred on issuance
        of stock .......................................       --            33
       Amortization of deferred stock compensation .....        302       1,033
       Changes in assets and liabilities
          Accounts receivable ..........................       (428)         95
          Prepaid and other current assets .............         (3)        106
          Other assets .................................       --            41
          Accounts payable .............................       (190)       (395)
          Accrued expenses .............................        202        (244)
          Deferred revenue .............................        368         (19)
                                                           --------    --------
            Net cash used in operating activities ......     (5,018)     (5,051)
                                                           --------    --------
Cash flow provided by investing activities:
   Acquisition of property and equipment ...............        (72)        (66)
   Acquisition of licensed technology ..................       (175)       (220)
   Purchases of short-term investments .................     (1,728)    (17,304)
   Sales of short-term investments .....................      3,588      28,087
                                                           --------    --------
            Net cash provided by investing activities ..      1,613      10,497
                                                           --------    --------
Cash flows provided by financing activities:
Proceeds from issuance of common stock:
     pursuant to common stock options ..................         12       2,140
     pursuant to common stock warrants .................        180         430
     under Employee Stock Purchase Plan ................        324         369
   Repurchase of common stock ..........................       --            (3)
                                                           --------    --------
            Net cash provided by financing activities ..        516       2,936
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...     (2,889)      8,382
                                                           --------    --------
Cash and cash equivalents, beginning of period .........      9,463       6,500
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  6,574    $ 14,882
                                                           ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business

     Be Incorporated (the "Company") was founded in 1990 and offers software platforms designed for Internet appliances and digital media applications. The Company's software platforms are (i) BeIA: consisting of three components; BeIA Client Platform, BeIA Management and Administration Platform, and BeIA Integrations Services; (ii) Home Audio Reference
     Platform  (HARP),  a  BeIA-based   reference   platform  or  prototype  for
     Internet-enabled home stereo devices; and (iii) BeOS, the Company's operating system designed for digital media applications and which serves as the development platform for BeIA.

     The Company's revenues to date have been primarily generated from the following sources: sale of BeOS to resellers and distributors, direct sales of BeOS to end users through its BeDepot.com Web site and royalties received for the BeIA Client Platform starting in the first quarter of 2001. Additionally, the Company expects to recognize the amounts of deferred revenue at March 31, 2001, and for which payment was subsequently received, as revenues for BeIA Integration Services in the second quarter of 2001. In 2000, the Company shifted its resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, its software platform intended for Internet appliances. At the same time it announced that it would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers. During 2000, the Company discontinued sales of software through its BeDepot.com website. Since inception, the Company has experienced losses and negative cash flow from operations and expects to continue to experience significant negative cash flow in the foreseeable future.

     The Company operates in one business segment, software platforms designed for Internet appliances and digital media applications.

2.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     At the end of the first quarter of 2001, the Company stated in its Annual Report on Form 10-K that it believed existing cash and cash equivalents would not be sufficient to meet the Company's operating and capital requirements at its anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, the Company anticipates additional sufficient capital will be necessary to fund the Company's operations at the currently anticipated levels beyond the third quarter of 2001. Further, in April 2001, the Company also announced its Board of Directors has engaged an investment banking firm to assist it in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional capital. There can be no assurance the Company will be able to obtain additional funds, on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it will have to continue to scale back its business which could include among other things, a further reduction in its workforce. As a result, it may not be able to further develop or enhance its product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. The Company's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

     The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date until fiscal years beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Derivative Instruments and Hedging Activities
     - An Amendment of FASB Statement 133." SFAS 138 amends the accounting and reporting standards for certain derivative activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company's implementation of SFAS 133 since January 1, 2001, has not had a material impact on its financial position or results of operations.

     In various areas, including revenue recognition and stock-based compensation accounting standards and practices continue to evolve. The SEC continues to issue interpretative guidance relating to SAB 101, and the FASB and the Emerging Issues Task Force continue to address revenue and other related accounting issues. Management believes it is compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

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

                                                              Three Months Ended
                                                                   March 31,
                                                              2001          2000
                                                             ------      ------
                                                                 (unaudited)
Historical net loss per common share, basic and diluted:
   Numerator for net loss, basic and diluted ...........   $ (5,557)   $ (6,000)

   Denominator for basic and diluted loss
     per common share:
     Weighted average common shares
       outstanding .....................................     36,194      34,999
                                                             ======      ======

   Net loss per common share basic and diluted .........   $   (.15)   $   (.17)
                                                             ======      ======
   Antidilutive securities:
     Options to purchase common stock ..................      7,088       6,116
     Common stock not yet vested .......................        174         403
     Warrants ..........................................       --         2,155
                                                             ------      ------
                                                              7,262       8,674
                                                             ======      ======

5.   Comprehensive Income (loss)

     Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for reporting and display of comprehensive income (loss) and its components. The following are the components of comprehensive income (loss) (in thousands):


                                            Three Months Ended
                                                  March 31,
                                             2001         2000
                                           --------    --------
                                                (unaudited)
Net loss ...............................   $ (5,557)   $ (6,000)
Unrealized gain on marketable securities          7           8
                                           --------    --------
Comprehensive loss .....................   $ (5,550)   $ (5,992)
                                           ========    ========


   The components of accumulated other income, net of related tax are as follows (in thousands):

                                                    March 31,      December 31,
                                                      2001             2000
                                                      -----           -----
                                                   (unaudited)       (audited)
Unrealized gain (loss) on marketable securities.......$   8           $   7
                                                      -----           -----
                                                      $   8           $   7
                                                      =====           =====



6.   Restructuring Charge

     On April 2, 2001, the Company announced its decision, made at the end of the first quarter, to restructure its operations to reflect current market and financial conditions by closing its European office in Paris and eliminate positions principally in the Company's sales, marketing and general administration departments in the United States. As a result, in accordance with the provisions of SFAS 88, the Company recorded a restructuring charge of $307,000 in the first quarter for the closing of its European office, which is comprised of $272,000 for involuntary termination benefits and $35,000 for termination of operating contracts and professional fees. In accordance with the provisions of EITF 98-3, the Company expects to record a restructuring charge of approximately $150,000 in the second quarter for the involuntary termination benefits related to the elimination of 22 positions in the U.S.

7.   Legal Proceedings

     As previously disclosed in Form 10K for the fiscal year ended December 31, 2000, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from a stockholder alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, and no claim has yet been filed with any court of competent jurisdiction, Be is named as a party on the stockholder's draft claim attached to the demand letter. The Company has been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed. Be management believes that the allegations as they relate to Be in the potential and draft claim are without merit and intends to vigorously defend Be against any potential future related legal action. However, there can be no assurance this threatened claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to its financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is the its intent to seek reimbursement under its D&O insurance policy.

     There have not been any developments regarding this matter since it was disclosed in Form 10K for the fiscal year ended December 31, 2000.


8.   Subsequent Events

     Subsequent to the end of the quarter under review, the Company entered into an agreement with an investment banking firm to assist it in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis. Financial terms include the payment of fees on a retainer basis, as defined in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THIS SECTION UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

     Be was founded in 1990. We offer software solutions designed for Internet appliances and digital media applications. Our software solutions are (i) BeIA: the Complete Internet Appliance Solution(TM), consisting of three components; BeIA Client Platform, BeIA Management and Administration Platform, and BeIA
Integration Services; (ii) Home Audio Reference Platform (HARP), a BeIA-based reference platform or prototype for Internet-enabled home stereo devices; and
(iii) BeOS, our operating system designed for digital media applications and which serves as the development platform for BeIA. Prior to 1998, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS, our desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Throughout 1999 we focused on delivering BeOS as a desktop operating system to end users, and while we were slowly gaining users and traction within the desktop operating system market, we determined the cost of competing in that market was more than we could afford. In recognition of this, and to address shareholder value, in 2000 we shifted our resources to focus primarily on the market for Internet appliances and the further development, marketing and deployment of BeIA, our software solution intended for Internet appliances. At the same time we announced that we would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers.

     Our revenues in 2000 were primarily generated from the sale of BeOS to our licensed third party publishers, and other resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generated revenue by collecting commission from sales of third party software through our BeDepot.com Web site. In the first quarter of 2001, we began recognizing revenue from royalties and fees related to our BeIA software platform.

     We expect our future revenues to continue to be primarily generated through royalty payments, maintenance and support fees, and professional services and integration fees from developers and manufacturers of Internet appliances, and other systems and hardware manufacturers incorporating BeIA into their products. We expect that any revenues from BeIA will be generally derived through licensing of BeIA to developers and manufacturers of Internet appliances and related service fees including integration, support and maintenance fees. The revenues from BeIA have not offset the loss of revenues from sales of BeOS and we expect that our revenues and cash flow for the future periods to continue to be negatively impacted.

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

     We market and sell our products in the United States and internationally. International sales of products accounted for approximately 0% and 27% of total revenues for the three month periods ended March 31, 2001 and March 31, 2000 respectively. Because of our shift in focus away from BeOS, we expect that in the future a higher percentage of our total revenues will be derived from North America as compared with revenues to date. While, to date, the majority of our international revenues have been denominated in US dollars, we expect most of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees and non-employee directors and expect to continue to do so in the future. As March 31, 2001, we had recorded deferred compensation related to these options in the total amount of $15.7 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $5.7 million had been amortized at December 31, 1998, with $6.2, $2.6 million and $302,000, being amortized in 1999, 2000 and the quarter ended March 31, 2001, respectively. Future amortization of expense arising out of options granted through March 31, 2001 is estimated to be $640,000 for the remaining nine months of 2001, $212,000 in 2002 and $2,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison

     Certain prior period costs have been reclassified to conform with the current year presentation.

     Operating expenses as shown in the Consolidated Statements of Operations, include non-cash charges for stock compensation amortization as follows:

                                                         Quarter Ended March 31,
                                                             2001     2000
                                                            ------   ------
                                                             (in thousands)

Amortization of deferred compensation included in:
     Research and development ...........................   $  102   $  312
     Sales and marketing ................................       64      237
     General and administrative .........................      136      484
                                                            ------   ------
        Total amortization of deferred stock compensation   $  302   $1,033
                                                            ======   ======



     Excluding the amortization of deferred compensation, operating expenses are as follows:

                                                     Quarter Ended March 31,
                                                        2001          2000
                                                        ---          ----
                                                          (in thousands)
Operating expenses:
     Research and development .......................   $2,379   $2,148
     Sales and marketing ............................    1,554    2,091
     General and administrative .....................    1,010    1,030
     Amortization of deferred stock compensation ....      302    1,033
                                                        ------   ------
        Total operating expenses ....................   $5,245   $6,302
                                                        ======   ======



Comparison of the Three Month Period ended March 31, 2001 to the Three Month Period ended March 31, 2000

     Net Revenues. Net revenues decreased $154,000, or 61%, to $100,000 for the three month period ended March 31, 2001 from $254,000 for the three month period ended March 31, 2000. Revenues are not directly comparable as they were attributable to shipments of BeOS in 2000 and to royalties received for BeIA in 2001. As such, the first quarter of 2001 marks the first revenue recognized for BeIA following our shift in focus to the market for Internet appliances. Additionally, deferred revenue increased to $477,000 at March 31, 2001 from $109,000 at December 31, 2000 as a result of payments due for ongoing BeIA Integration Services. We plan to recognize the revenues in the second quarter.

     Cost of Revenues. Cost of revenues decreased $42,000, or 14%, to $251,000, for the three month period ended March 31, 2001 from $293,000 for the three month period ended March 31, 2000. Gross margin remains negative as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and Development expenses, exclusive of stock compensation, increased $231,000, or 11%, to $2.4 million for the three month period ended March 31, 2001 from $2.1 million for the three month period ended March 31, 2000. The increase results primarily from increases of approximately $310,000 in personnel expenses, primarily attributable to the hiring of additional research and development personnel, net of savings of approximately $80,000 on outside consulting expenses.

     Sales and Marketing. Sales and Marketing expenses, exclusive of stock compensation, decreased $537,000, or 25%, to $1.6 million for the three month period ended March 31, 2001 from $2.1 million for the three month period ended March 31, 2000. This decrease is primarily attributable to our shift in resources to focus on the Internet appliances market, and resulting shift in our potential customer base from end users to device and service providers. The refocusing of marketing activities resulted in decreases in expenses related to customer service efforts, developer programs, market research, public relations and trade-show participation.

     General and Administrative. General and administrative expenses, exclusive of stock compensation, were level at $1.0 million for the three month periods ended March 31, 2001 and March 31, 2000.

     Restructuring charge. On April 2, 2001, we announced our decision, made at the end of the first quarter, to restructure our operations to reflect current market and financial conditions by closing our European office in Paris and eliminate positions principally in the Company's sales, marketing and general administration departments in the United States. As a result, we recorded a restructuring charge of $307,000 in the first quarter for the closing of our European office, which is comprised of $272,000 for involuntary termination benefits and $35,000 for termination of operating contracts and professional fees. We expect to record a restructuring charge of approximately $150,000 in the second quarter for the involuntary termination benefits related to the elimination of 22 positions in the U.S.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $731,000, or 71%, to $302,000 for the three month period ended March 31, 2001, from $1.0 million for the three month period ended March 31, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

     Other Income (Expense), Net. Net other income decreased $195,000, or 57%, to $146,000 for the three month period ended March 31, 2001 from $341,000 for the three month period ended March 31, 2000. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.

Taxes

     Since inception, the Company has generated net operating losses which aggregated approximately $78.7 million as of March 31, 2001.The Company has provided a full valuation allowance against the losses since it believes that it is more likely than not that such benefits will not be realized. The amount of available net operating losses will be reduced in the case of a change in ownership as defined in the Internal Revenue Code.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $4.8 million to $9.3 million at March 31, 2001 from $14.1 million at December 31, 2000. This decrease is primarily attributable to the amounts used to fund operations.

     Cash used in operating activities was level at $5.0 million for the three month periods ended March 31, 2001 and March 31, 2000.

     Cash provided by investing activities decreased approximately $8.9 million to $1.6 million for the three month period ended March 31, 2001 as compared to $10.4 million for the three month period ended March 31, 2000. This decrease is primarily attributable to lower net sales of short-term investments in the three month period ended March 31, 2001.

     Cash provided by financing activities for the three month period ended March 31, 2001 was approximately $500,000, which represents a $2.4 million from the three month period ended March 31, 2001 of $2.9 million. This decrease is primarily attributable to the proceeds of $2.1 million received from the exercise of stock options in the first quarter of 2000.

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period.

     At the end of the first quarter of 2001, we stated in our Annual Report on Form 10-K that we believed existing cash and cash equivalents would not be sufficient to meet operating and capital requirements at our anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, we anticipate additional sufficient capital will be necessary to fund the Company's operations at the currently anticipated levels beyond the third quarter of 2001. Further, in April 2001, the Company also announced its Board of Directors has engaged an investment banking firm to assist it in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to continue to scale back our business which could include among other things, a further reduction in our work force. As a result we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.



FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact Be's business, operating results and/or financial condition. Anyone making an investment decision with respect to Be's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the "Factors Affecting our Business, Operating Results and Financial Condition" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and our other public filings with the Securities and Exchange Commission.

We have incurred significant net losses and we may never achieve profitability.

     We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999, $21.2 million for the year ended December 31, 2000 and $5.6 million for the three month period ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $99.9 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2001 and beyond and we may never become profitable.

     We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. Prior to this year, sales of BeOS, our desktop operating system, to resellers and distributors and direct sales to end users accounted for the primary source of our revenues. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. As a result, we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. Although we started to recognize revenues for BeIA in the first quarter of 2001, our shift to focus primarily on the market for Internet appliances may not result in any increase in our revenues or any improvement in our operations or financial condition and may not offset the loss of revenues from sales of BeOS. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

We will need to raise additional capital that may not be available to us.

     At the end of the first quarter of 2001, we stated in our Annual Report on Form 10-K that we believed existing cash and cash equivalents would not be sufficient to meet operating and capital requirements at our anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, we anticipate additional sufficient capital will be necessary to fund the Company's operations at the currently anticipated levels beyond the third quarter of 2001. Further, in April 2001, the Company also announced its Board of Directors has engaged an investment banking firm to assist it in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis. While we are actively considering various funding alternatives, we have not secured or entered into any arrangements to obtain additional capital. There can be no assurance we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital to continue our present level of operations, we will have to continue to scale back our business which could include among other things, a further reduction in our work force. As a result we may not be able to further develop or enhance our product offering, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. Our liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.

If we are unable to comply with the Nasdaq National Markets continued listing requirements, our common stock may be delisted from the Nasdaq.

     On April 2, 2001, we received a letter from The Nasdaq Stock Market, Inc. stating their concern over the Company's ability to sustain compliance with Nasdaq's continued listing requirements based on a "going concern" opinion we received from PricewaterhouseCoopers LLP, our independent accountants, in our Annual Report on Form 10-K. We responded to Nasdaq in a letter dated April 23, 2001 providing them with an explanation of the Company's capital strategy and an outline of recent steps we have taken to improve our financial position. While we believe that we are currently in compliance with the Nasdaq's criteria for continued listing, our common stock may be delisted at any time upon written noticed from The Nasdaq National Market if we fail to meet Nasdaq's quantitative or qualitative criteria for continued listing. If our common stock is delisted from The Nasdaq National Market, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

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

     We expect to market BeIA primarily to developers and manufacturers of Internet appliances and providers of services to access information and entertainment over the Internet. Our intent is for these manufacturers and service providers will incorporate our software solution into their products and services. Our BeIA customers may include computer and consumer electronic companies, manufacturers of the hardware and systems used in Internet appliances, and Internet service and content providers. As a result, our success is dependent in large part on factors which are outside our control which include, the performance of our customers and the market acceptance of our customers' products and services based on our software solution. We have little or no ability to influence the development and marketing efforts of our customers and our customers may fail to dedicate adequate resources necessary to successfully develop and market products based on our software solution.


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

     We believe that the adoption of BeIA as their software solution represents a significant product decision for the developers and manufacturers of Internet appliances . We expect long sales cycles as we collaborate and educate customers and partners on the use and benefits of our software solution. We similarly expect customers and partners will spend a significant amount of time performing internal reviews and testing our software solution before accepting and adopting our product. Any failure to gain acceptance for our software solution and any delays in sales of our product could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.


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

o our inability to market our product as a viable software solution, especially to leading developers and manufacturers of Internet appliances;

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

     As of March 31, 2001, we had 111 employees. Our success depends upon our ability to attract and retain highly qualified senior management and technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. In addition, there is intense competition for qualified personnel in the software platform and development industry. Competition is especially intense in the San Francisco Bay Area, where our corporate headquarters is located. The loss of key personnel or our inability to attract qualified personnel to supplement or replace existing personnel, could have a material adverse effect on our business and results of operations.

     On April 2, 2001, we announced our decision to eliminate 27 positions, primarily in the Company's sales, marketing and general and administrative departments. If we are unable to secure sufficient funding or raise additional capital to fund our present level of operations, we will have to continue to scale back our business which could include a further reduction in our work force and the loss of employees. As a result of any material reduction in our workforce and loss of employees, we may not be able to further develop our product offerings, conduct our business comparable with past practice or take advantage of future opportunities, which could have a material adverse effect on our business.


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


Our stock price is highly volatile.

     The trading price of our common stock has fluctuated significantly and has ranged from $0.531 to $39.563 over the past 21 months since our initial public offering in July 1999. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. It is expected that the closing of our French subsidiary will be completed by the end of June and that, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     As previously disclosed in Form 10K for the fiscal year ended December 31, 2000, in November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from a stockholder alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, and no claim has yet been filed with any court of competent jurisdiction, Be is named as a party on the stockholder's draft claim attached to the demand letter. We have been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed. Be management believes that the allegations as they relate to Be in the potential and draft claim are without merit and intends to vigorously defend Be against any potential future related legal action. However, there can be no assurance this threatened claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is our intent to seek reimbursement under our D&O insurance policy.

     There have not been any developments regarding this matter since it was disclosed in Form 10K for the fiscal year ended December 31, 2000.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

     None.

Sales of Unregistered Securities

     In the three month period ended March 31 2001, we issued an aggregate of 179,291 shares of our common stock to three accredited investors pursuant to exercises of warrants originally isued in April of 1996 for an aggregate purchase price of $179,291. The sale and issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.


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


BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                               Date : May 14, 2001
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ P.C. BERNDT                                        Date : May 14, 2001
      P.C. Berndt
      Chief Financial Officer