Form 10-Q
period 2001-06-30
BE INC
filed 2001-08-14
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The number of shares of Common Stock outstanding as of July 31, 2001 was 36,639,953.

                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.    Condensed Financial Statements:

                Consolidated Balance Sheets at June 30, 2001
                 and December 31, 2000                                         2

                Consolidated Statements of Operations for the three
                 and six month periods ended June 30, 2001 and June 30, 2000   3

                Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2001 and June 30, 2000                     4

                Notes to Condensed Consolidated Financial Statements           5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9


     Item 3.    Quantitative and Qualitative Disclosures About Market Risk    28

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                             29

     Item 2.    Changes in Securities and Use of Proceeds                     29

     Item 3.    Defaults upon Senior Securities                               29

     Item 4.    Submission of Matters to a Vote of Security Holders           29

     Item 5.    Other Information                                             30

     Item 6.    Exhibits and Reports on Form 8-K                              30

                Signatures                                                    31

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands; unaudited)


                                                          June 30,  December 31,
                                                            2001        2000
                                                         ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents .........................   $   3,148    $   9,463
   Short-term investments ............................       1,754        4,594
   Accounts receivable ...............................         276           26
   Prepaid and other current assets ..................         356          549
                                                         ---------    ---------
       Total current assets ..........................       5,534       14,632
Property and equipment, net ..........................         311          391
Other assets, net of accumulated amortization ........         713        1,048
                                                         ---------    ---------
        Total assets .................................   $   6,558    $  16,071
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $      25    $     362
   Accrued expenses ..................................       1,085        1,502
   Technology license obligations, current portion ...         425          454
   Deferred revenue ..................................          64          109
                                                         ---------    ---------
       Total current liabilities .....................       1,599        2,427
Technology license obligations, net of current portion         238          320
                                                         ---------    ---------
       Total liabilities .............................       1,837        2,747
                                                         ---------    ---------
Stockholders' Equity:
   Common stock ......................................          36           36
   Additional paid-in capital ........................     109,062      108,880
   Accumulated other comprehensive income ............           2            1
   Deferred stock compensation .......................        (551)      (1,218)
   Accumulated deficit ...............................    (103,828)     (94,375)
                                                         ---------    ---------
       Total stockholders' equity ....................       4,721       13,324
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $   6,558    $  16,071
                                                         =========    =========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)



                                                                          Three Months            Six Months
                                                                         Ended June 30,          Ended June 30,
                                                                        2001       2000         2001       2000
                                                                      ------      ------      ------     -------
Net revenues ....................................................   $    715    $    142    $    815    $    396
Cost of revenues ................................................        320         261         571         554

Gross profit (loss) .............................................        395        (119)        244        (158)

Operating expenses:
   Research and development, including amortization of deferred .      2,326       2,039       4,807       4,500
     stock compensation of $50, $196, $152 and $509
   Sales and marketing, including amortization of deferred ......        456       2,072       2,074       4,400
     stock compensation of $(101), $189, $(37) and $426
   General and administrative, including amortization of deferred      1,450       1,211       2,596       2,724
     stock compensation of $80, $272, $216 and $755
   Restructuring charge .........................................        143        --           450        --
                                                                      ------      ------      ------     -------
       Total operating expenses .................................      4,375       5,322       9,927      11,624
                                                                      ------      ------      ------     -------
Loss from operations ............................................     (3,980)     (5,441)     (9,683)    (11,782)

Interest expense ................................................        (13)        (29)        (28)        (63)
Other income and expenses, net ..................................         97         351         258         726
                                                                      ------      ------      ------     -------
Net loss ........................................................   $ (3,896)   $ (5,119)   $ (9,453)   $(11,119)
                                                                    ========    ========    ========    ========

Net loss per common share--basic and diluted ....................   $   (.11)   $   (.14)   $   (.26)   $   (.32)
                                                                    ========    ========    ========    ========
Shares used in per common share
   calculation--basic and diluted ...............................     36,466      35,496      36,330      35,247
                                                                    ========    ========    ========    ========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                        Six Months Ended June 30,
                                                            2001         2000
                                                            -----       -----
Cash flows from operating activities:
   Net loss ..........................................   $ (9,453)   $(11,119)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization .................        516         580
       Amortization of discount on
        technology license obligations ...............         29          63
       Loss on disposal of fixed assets ..............          6
       Compensation expense incurred on issuance
        of stock .....................................       --            33
       Amortization of deferred stock compensation....         331      1,690
       Changes in assets and liabilities
          Accounts receivable ........................       (250)         38
          Prepaid and other current assets ...........        193         174
          Accounts payable ...........................       (337)       (621)
          Accrued expenses ...........................       (417)       (167)
          Deferred revenue ...........................        (45)        (19)
                                                            -----       -----
            Net cash used in operating activities ....     (9,427)     (9,348)
                                                            -----       -----
Cash flow provided by investing activities:
   Acquisition of property and equipment .............        (72)        (89)
   Acquisition of licensed technology ................       (175)       (389)
   Purchases of short-term investments ...............     (1,728)    (37,546)
   Sales of short-term investments ...................      4,569      51,588
                                                            -----       -----
            Net cash provided by investing activities       2,594      13,564
                                                            -----       -----
Cash flows provided by financing activities:
Proceeds from issuance of common
   stock:
     pursuant to common stock options ................         14       2,181
     pursuant to common stock warrants ...............        180         455
     under Employee Stock Purchase Plan ..............        324         368
   Repurchase of common stock ........................       --            (3)
                                                            -----       -----
            Net cash provided by financing activities         518       3,001
                                                            -----       -----
Net increase (decrease) in cash and cash equivalents .     (6,315)      7,217
                                                            -----       -----
Cash and cash equivalents, beginning of period .......      9,463       6,500
                                                            -----       -----
Cash and cash equivalents, end of period .............   $  3,148    $ 13,717
                                                         ========    ========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

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

     On July 31, 2001, the Company announced the elimination of its sales and marketing departments in order to conserve resources. The Company expects sales and marketing functions to be greatly limited in the future.

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

     At the end of the first quarter of 2001, the Company stated in its Annual Report on Form 10-K that it believed existing cash and cash equivalents would not be sufficient to meet its operating and capital requirements at its anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, and the further reduction in workforce and elimination of the Company's sales and marketing departments at the beginning of the third quarter, the Company anticipates that existing capital will be insufficient to fund its operations at the currently anticipated levels beyond the third quarter of 2001. The Company has engaged an investment banking firm to assist in securing various strategic and funding alternatives, including the sale of the Company or portions of its business or assets. The Company has also engaged in discussions and negotiations with third parties involving the potential sale of the Company's business or assets. However, the Company has not secured or entered into any agreements to obtain additional capital or to sell the Company's business or assets. There can be no assurance the Company will be able to obtain additional funds, on acceptable terms or at all, or that any strategic alternatives including the sale of the Company or portions of its business or assets will materialize. Without additional capital prior to the end of the third quarter of 2001, the Company will most likely cease its operations and will commence a plan of liquidation. In anticipation of these events, the Company has scaled back its operations including recent layoffs of significant portions of its workforce and elimination of the sales and marketing functions. The Company believes the cash proceeds from the sale of its business or assets and any subsequent liquidation following such sale may be insignificant due to, among other things, the current market value of the Company's assets and payments to be made to creditors and to employees pursuant to change in control or severance arrangements. The Company cannot assure its stockholders that they will receive any consideration or value following liquidation or the sale of the business or assets of the Company or that the per share value of common stock as a result of liquidation or the proceeds per share from a sale of the Compan's assets will equal or exceed the price or prices at which the common stock traded prior to effecting any liquidation, dissolution or sale of the Company.

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

     In June 2001, the FSAB unanimously approved the issuance of two statements, Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and amends APB No.16 "Business Combinations." It requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No.17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. It is effective for fiscal year beginning after March 15, 2001. The adoption of these statements is not expected to have a significant impact on the Company's financial position and results of operations

4.   Net Loss Per Share

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

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,               June 30,
                                                                2001        2000         2001        2000
                                                              --------    --------      ------     -------
                                                                   (unaudited)             (unaudited)
Historical net loss per common share, basic and diluted:
   Numerator for net loss, basic and diluted ..............   $ (3,896)   $ (5,119)     (9,453)    (11,119)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................     36,466      35,496      36,330      35,247
                                                              ========    ========      ======     =======
   Net loss per common share basic and diluted ............   $   (.11)   $   (.14)   $   (.26)   $   (.32)
                                                              ========    ========      ======     =======
   Antidilutive securities:
     Options to purchase common stock .....................      6,114       6,672       6,114       6,672
     Common stock not yet vested ..........................        129         332         129         332
     Warrants .............................................       --         2,130        --         2,130
                                                              --------    --------      ------     -------
                                                                 6,243       9,134       6,243       9,134

5.   Comprehensive Income (loss)

     Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for reporting and display of comprehensive income (loss) and its components. The following are the components of comprehensive income (loss) (in thousands):

                                                   Three Months Ended       Six Months Ended
                                                         June 30,               June 30,
                                                     2001       2000        2001        2000
                                                  --------    --------    --------    --------
Net loss ......................................   $ (3,896)   $ (5,119)   $ (9,453)   $(11,119)
Unrealized gain (loss) on marketable securities         (6)          5           1          13
                                                  --------    --------    --------    --------
Comprehensive loss ............................   $ (3,902)   $ (5,114)   $ (9,452)   $(11,106)
                                                  ========    ========    ========    ========



   The components of accumulated other comprehensive income, net of related tax are as follows (in thousands):

                                                    June 30,   December 31,
                                                      2001        2000
                                                     -----        -----
Unrealized gain on marketable securities.......   $      2     $     1
                                                     -----        -----
                                                         2           1
                                                     =====        =====

6.   Restructuring Charge

     On April 2, 2001, the Company announced its decision, made at the end of the first quarter, to restructure its operations to reflect current market and financial conditions by closing its European office in Paris and eliminating positions principally in the Company's sales, marketing and general administration departments in the United States. As a result, the Company recorded a restructuring charge of $307,000 in the first quarter for the closing of its European office, which is comprised of $272,000 for involuntary termination benefits and $35,000 for termination of operating contracts and professional fees. The Company recorded a restructuring charge of approximately $143,000 in the second quarter for the involuntary termination benefits related to the elimination of 22 positions in the U.S.

     At June 30, 2001, this restructuring plan was substantially completed with a remaining $22,000 accrual for social charges due in Europe on termination benefits.

7.   Legal Proceedings

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. The stockholder is seeking damages in the amount of approximately $2.0 million. Prior to this filing, the Company had been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed.

     Be management continues to believe that the allegations as they relate to Be in the filed claim are without merit and intends to defend Be against this legal action. However, there can be no assurance this claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to its financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is its intent to seek reimbursement under its D&O insurance policy.

8.   Subsequent Events

     Subsequent to June 30, 2001, the Company announced the elimination of 28 positions. In addition to the elimination of the sales and marketing departments, positions in administration and engineering were also affected. The eliminated positions represent approximately 33% of the
     Company's existing workforce. The Company's remaining positions are primarily engaged in product development. The Company does not expect to record any associated restructuring charge.



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

     We expect our future revenues, if any, to continue to be primarily generated through royalty payments, maintenance and support fees, and professional services and integration fees from our existing contracts with developers and manufacturers of Internet appliances, and other systems and hardware manufacturers incorporating BeIA into their products. We expect that any revenues from BeIA will be generally derived through licensing of BeIA through such existing contracts with developers and manufacturers of Internet appliances and related service fees including integration, support and maintenance fees. The revenues from BeIA have not offset the loss of revenues from sales of BeOS and we expect that our revenues and cash flow for the future periods to continue to be negatively impacted.

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

     Our sales and marketing expenses consisted primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, investor relations, promotional materials, travel, and related expenses for attending trade shows. As announced on July 31, 2001, we have eliminated the Compan's sales and marketing departments to conserve existing resources. We expect our sales and marketing functions to be greatly limited in the future and carried out by the executive management team. Re-establishment of a formal sales and marketing function will be in large part dependent on our ability to secure sufficient capital to fund our ongoing operations. If we are able to secure sufficient additional capital, we expect our sales and marketing expenses to increase as we further promote awareness of our software solution and further develop and expand our relationships with existing and potential partners.

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

     We sell our products in the United States and internationally. International sales of products accounted for less than 1% for the three and six month periods ended June 30, 2001 and approximately 19% and 9% for the three and six month periods ended June 30, 2000. Because of our shift in focus away from BeOS, we expect that in the future a higher percentage of our total revenues will be derived from North America as compared with revenues to date. While, to date, the majority of our international revenues have been denominated in US dollars, we expect most of our international revenues to be denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

     From time to time in the past, we have granted stock options to employees and non-employee directors and expect to continue to do so in the future. As of June 30, 2001, we had recorded deferred compensation related to these options in the total amount of $15.7 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $5.7 million had been amortized at December 31, 1998, with $6.2 million, $2.6 million and $331,000, being amortized in 1999, 2000 and the six month period ended June 30, 2001, respectively. Future amortization of expense arising out of options granted through June 30, 2001 is estimated to be $320,000 for the remaining six months of 2001, $226,000 in 2002 and $5,000 in 2003. We amortize the deferred compensation charge monthly over the vesting period of the underlying option.

Comparison

     Certain prior year costs have been reclassified to conform with the current year presentation.

     Operating expenses as shown in the Consolidated Statements of Operations, include non-cash charges for stock compensation amortization as follows:

                                                               Three Months       Six Months
                                                              Ended June 30,    Ended June 30,
                                                            ----------------   ----------------
                                                             2001      2000      2001     2000
                                                            ------    ------   ------    ------
                                                              (in thousands)     (in thousands)
Amortization of deferred compensation included in:
     Research and development ...........................   $   50    $  196   $  152    $  509
     Sales and marketing ................................     (101)      189      (37)      426
     General and administrative .........................       80       272      216       755
                                                            ------    ------   ------    ------
        Total amortization of deferred stock compensation   $   29    $  657   $  331    $1,690
                                                            ======    ======   ======    ======


     Excluding the amortization of deferred compensation, operating expenses are as follows:

                                                     Three Months          Six Months
                                                    Ended June 30,       Ended June 30,
                                                   -----------------   -----------------
                                                    2001       2000      2001      2000
                                                   -------   -------   -------   -------
                                                     (in thousands)      (in thousands)
Operating expenses:
     Research and development ..................   $ 2,276   $ 1,843   $ 4,655   $ 3,991
     Sales and marketing .......................       557     1,883     2,111     3,974
     General and administrative ................     1,370       939     2,380     1,969
     Amortization of deferred stock compensation        29       657       331     1,690
                                                   -------   -------   -------   -------
        Total operating expenses ...............   $ 4,232   $ 5,322   $ 9,477   $11,624
                                                   =======   =======   =======   =======


Comparison of the Three Month Period ended June 30, 2001 to the Three Month Period ended June 30, 2000

     Net Revenues. Net revenues increased $573,000 to $715,000 for the three month period ended June 30, 2001 from $142,000 for the three month period ended June 30, 2000. Revenues are not directly comparable as they were mainly attributable to shipments of BeOS in 2000 and to BeIA integration services in 2001.

     Cost of Revenues. Cost of revenues increased $59,000, or 23%, to $320,000, for the three month period ended June 30, 2001 from $261,000 for the three month period ended June 30, 2000. A majority of such costs continue to result from the continuing amortization of technology license agreements.

     Research and Development. Research and development expenses, exclusive of stock compensation, increased $433,000, or 23%, to $2.3 million for the three month period ended June 30, 2001 from $1.8 million for the three month period ended June 30, 2000. The increase results primarily from increases of approximately $400,000 in personnel expenses, primarily attributable to the hiring of additional research and development personnel.

     Sales and Marketing. Sales and marketing expenses, exclusive of stock compensation, decreased $1.3 million, or 70%, to $557,000 for the three month period ended June 30, 2001 from $1.9 million for the three month period ended June 30, 2000. This decrease is primarily attributable to the restructuring of our operations, implemented early in the quarter to reflect current market and financial conditions, following which we closed our European office in Paris and eliminated positions principally in the sales and marketing departments in the United States.

     General and Administrative. General and administrative expenses, exclusive of stock compensation, increased $431,000, or 46%, to $1.4 million for the three month period ended June 30, 2001 from $939,000 for the three month period ended June 30, 2000. This increase is primarily attributable to the payment of fees, on a retainer basis, to an investment banking firm, hired during the second quarter of 2001, to assist us in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis.

     Restructuring Charge. On April 2, 2001, we announced our decision, made at the end of the first quarter, to restructure our operations to reflect current market and financial conditions by closing our European office in Paris and eliminating positions principally in the Company's sales, marketing and general administration departments in the United States. As a result, we recorded a restructuring charge of $307,000 in the first quarter for the closing of our European office, which is comprised of $272,000 for involuntary termination benefits and $35,000 for termination of operating contracts and professional fees. As anticipated, we recorded a restructuring charge of approximately $143,000 in the second quarter for the involuntary termination benefits related to the elimination of 22 positions in the U.S.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $628,000, or 96%, to $29,000 for the three month period ended June 30, 2001, from $657,000 for the three month period ended June 30, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

     Other Income (Expense), Net. Net other income decreased $238,000, or 74%, to $84,000 for the three month period ended June 30, 2001 from $322,000 for the three month period ended June 30, 2000. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.

Comparison of the Six Month Period ended June 30, 2001 to the Six Month Period Ended June 30, 2000

     Net Revenues. Net revenues increased $419,000 to $815,000 for the six month period ended June 30, 2001 from $396,000 for the six month period ended June 30, 2000. Revenues are not directly comparable as they were mainly attributable to shipments of BeOS in 2000 and to BeIA royalties and integration services in 2001.

     Cost of Revenues. Cost of revenues increased $17,000, or 3%, to $571,000 for the six month period ended June 30, 2001 from $554,000 for the six month period ended June 30, 2000. A majority of such costs continue to result from the continuing amortization of technology license agreements.

     Research and Development. Research and Development expenses, exclusive of stock compensation, increased $664,000, or 17%, to $4.7 million for the six month period ended June 30, 2001 from $4.0 million for the six month period ended June 30, 2000. The increase results primarily from an increase of approximately $700,000 in personnel expenses following the hiring of additional staff, net of savings of approximately $80,000 on outside consulting expenses.

     Sales and Marketing. Sales and Marketing expenses, exclusive of stock compensation, decreased $1.9 million, or 47%, to $2.1 million for the six month period ended June 30, 2001 from $4.0 million for the six month period ended June 30, 2000. This decrease is primarily attributable to the impact of refocusing of marketing activities initiated in the first quarter of 2000 and to the restructuring of our operations, implemented early in the second quarter of 2001. The refocusing of marketing activities in 2000 resulted in decreased public relations activities, outside consulting and third party developer programs for a net decrease of approximately $1.1 million. As part of the restructuring of our operations in 2001 to reflect current market and financial conditions, we closed our European office in Paris and eliminated positions principally in the sales and marketing departments in the United States, for a net impact of approximately $800,000.


     General and Administrative. General and administrative expenses, exclusive of stock compensation, increased $411,000, or 21%, to $2.4 million for the six month period ended June 30, 2001 from $2.0 million for the six month period ended June 30, 2000. This increase is primarily attributable to the payment of fees, on a retainer basis, to an investment banking firm, hired during the second quarter of 2001, to assist us in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $1.4 million, or 80%, to $331,000 for the six month period ended June 30, 2001, from $1.7 million for the six month period ended June 30, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

     Other Income (Expense), Net. Net other income decreased $433,000, or 65%, to $230,000 for the six month period ended June 30, 2001 from $663,000 for the six month period ended June 30, 2000. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.


Taxes

     Since inception, the Company has generated net operating losses which aggregated approximately $82.5 million as of June 30, 2001. The Company has provided a full valuation allowance against the losses since it believes that it is more likely than not that such benefits will not be realized. The amount of available net operating losses will be reduced in the case of a change in ownership as defined in the Internal Revenue Code.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $9.2 million to $4.9 million at June 30, 2001 from $14.1 million at December 31, 2000. This decrease is primarily attributable to the amounts used to fund operations.

     Cash used in operating activities was level at $9.4 million for the six month periods ended June 30, 2001 and June 30, 2000.

     Cash provided by investing activities decreased approximately $11.0 million to $2.6 million for the six month period ended June 30, 2001 as compared to $13.6 million for the six month period ended June 30, 2000. This decrease is primarily attributable to lower net sales of short-term investments in the six month period ended June 30, 2001.

     Cash provided by financing activities for the six month period ended June 30, 2001 was approximately $518,000, which represents a $2.5 million decrease from the six month period ended June 30, 2000 of $3.0 million. This decrease is primarily attributable to the proceeds of $2.1 million received from the exercise of stock options in the first quarter of 2000.

     We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative cash flows for at least the next twelve month period.

     At the end of the first quarter of 2001, we stated in its Annual Report on Form 10-K that we believed existing cash and cash equivalents would not be sufficient to meet our operating and capital requirements at our anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, and the further reduction in workforce and elimination of the Company's sales and marketing departments at the beginning of the third quarter, we anticipate that existing capital will be insufficient to fund our operations at the currently anticipated levels beyond the third quarter of 2001. The Company has engaged an investment banking firm to assist in securing various strategic and funding alternatives, including the sale of the Company or portions of its business or assets. We have also engaged in discussions and negotiations with third parties involving the potential sale of the Company's business or assets. However, we have not secured or entered into any agreements to obtain additional capital or to sell the Company's business or assets. There can be no assurance the we will be able to obtain additional funds, on acceptable terms or at all, or that any strategic alternatives including the sale of the Company or portions of its business or assets will materialize. Without additional capital prior to the end of the third quarter of 2001, the Company will most likely cease its operations and will commence a plan of liquidation. In anticipation of these events, we have scaled back our operations including recent layoffs of significant portions of our workforce and elimination of the sales and marketing functions. We believe the cash proceeds from the sale of the Compan's business or assets and any subsequent liquidation following such sale may be insignificant due to, among other things, the current market value of our assets and payments to be made to creditors and to employees pursuant to change in control or severance arrangements. We cannot assure our stockholders that they will receive any consideration or value following liquidation or the sale of the business or assets of the Company or that the per share value of common stock as a result of liquidation or the proceeds per share from a sale of the Compan's assets will equal or exceed the price or prices at which the common stock traded prior to effecting any liquidation, dissolution or sale of the Company.

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

In the event that we do not enter into any arrangements to secure additional capital, including the sale of the Company or of any of its business or assets, we will have to move forward with contingency plans, which may include the liquidation, winding down or dissolution of the Company.

     At the end of the first quarter of 2001, we stated in its Annual Report on Form 10-K that we believed existing cash and cash equivalents would not be sufficient to meet our operating and capital requirements at our anticipated level of operations beyond the end of the second quarter of 2001. Following the reduction in workforce carried out at the beginning of the second quarter, and the further reduction in workforce and elimination of the Company's sales and marketing departments at the beginning of the third quarter, we anticipate that existing capital will be insufficient to fund our operations at the currently anticipated levels beyond the third quarter of 2001. The Company has engaged an investment banking firm to assist in securing various strategic and funding alternatives, including the sale of the Company or portions of its business or assets. We have also engaged in discussions and negotiations with third parties involving the potential sale of the Company's business or assets. However, we have not secured or entered into any agreements to obtain additional capital or to sell the Company's business or assets. There can be no assurance the we will be able to obtain additional funds, on acceptable terms or at all, or that any strategic alternatives including the sale of the Company or portions of its business or assets will materialize. Without additional capital prior to the end of the third quarter of 2001, the Company will most likely cease its operations and will commence a plan of liquidation. In anticipation of these events, we have scaled back our operations including recent layoffs of significant portions of our workforce and elimination of the sales and marketing functions. We believe the cash proceeds from the sale of the Compan's business or assets and any subsequent liquidation following such sale may be insignificant due to, among other things, the current market value of our assets and payments to be made to creditors and to employees pursuant to change in control or severance arrangements. We cannot assure our stockholders that they will receive any consideration or value following liquidation or the sale of the business or assets of the Company or that the per share value of common stock as a result of liquidation or the proceeds per share from a sale of the Compan's assets will equal or exceed the price or prices at which the common stock traded prior to effecting any liquidation, dissolution or sale of the Company.

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

     On June 5, 2001, we received a notice from Nasdaq that Be's common stock had failed to maintain a minimum bid price of one dollar over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice stated that if at any time prior to September 3, 2001, the closing bid price of Be's common stock does not sustain at one dollar or more for at least 10 consecutive trading days, Be's common stock could be delisted from the exchange. If Be's common stock fails to sustain the minimum closing bid price for the requisite number of days, the Nasdaq staff will issue a determination that the common stock will be delisted. Thereafter, and prior to any actual delisting, Be will have an opportunity to request a hearing. From the date of the letter through August 10, 2001 the Company's stock has not traded above one dollar for 10 consecutive trading days.

     We are currently not in compliance with all of the Nasdaq's criteria for continued listing and our common stock may be delisted at any time upon written notice from The Nasdaq National Market if we continue to fail to meet Nasdaq's quantitative or qualitative criteria for continued listing. If our common stock is delisted from The Nasdaq National Market, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

We have incurred significant net losses and we may never achieve profitability.

     We incurred significant net losses of approximately $10.4 million in 1997, $16.9 million in 1998, $24.5 million in 1999, $21.2 million for the year ended December 31, 2000 and $9.5 million for the six month period ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $103.8 million. We expect to incur significant additional losses and continued negative cash flow from operations in 2001 and beyond and we may never become profitable.

     We expect to continue to incur significant research and development and general and administrative expenses. Prior to this year, sales of BeOS, our desktop operating system, to resellers and distributors and direct sales to end users accounted for the primary source of our revenues. In the first quarter of 2000, we shifted our resources to focus primarily on the market for Internet appliances. We made a version of BeOS available for personal use at no charge and a more fully featured version is available through third party publishers. The personal edition was released at the end of March and publishers began shipping the commercial version in April. As a result, we may not generate any meaningful revenues from sales of BeOS in the foreseeable future. Although we started to recognize revenues for BeIA in the first quarter of 2001, our shift to focus primarily on the market for Internet appliances may not result in any increase in our revenues or any improvement in our operations or financial condition and may not offset the loss of revenues from sales of BeOS. We will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

Change of control agreements with each of our officers and key employees contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock or any potential distribution to stockholders upon sale of the Company or any of its business or assets.

     We have entered into a Change of Control Agreement with each of our officers and other key employees. These agreements provide that, among other things, if such employee is terminated without cause or otherwise resigns for good reason during the period starting six months prior to the date of a change of control and ending eighteen months following our change of control, then the employee shall be entitled to a lump sum severance payment, and the acceleration and immediate exercisability of all unvested options. These provisions may discourage a third party from acquiring us or reduce the amount of any distribution to our stockholders from the purchase price in the event of a sale of the Company or any of its business or assets.

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

     Any delay in generating revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. If we fail to generate sufficient sales or if our sales are below expectations, operating results are likely to be materially adversely affected

We face intense competition from companies with significantly greater financial, marketing, and technical resources.

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

     Our success depends in large part on our ability to establish and maintain strategic relationships with industry-leading computer and consumer electronic companies, hardware and systems manufacturers, and Internet service and content providers. In the Internet appliance market, we have agreements with Sony Electronics, TEAC, Compaq Computer Corporation, and Qubit Technology and collaboration arrangements with National Semiconductor, Inc., Intel Corporation, Acer Group, Arima Computer Corporation (Arima), DT Research, Inc., First International Computer, Inc. (FIC), and Proview Group. We cannot be certain we will be able to reach agreements with additional partners on a timely basis or at all, or that these partners will devote adequate resources to promote our software solution. The elimination of our sales and marketing team at the beginning of the third quarter of 2001 has greatly limited our ability to secure new agreements or, in some cases, maintain existing relationships. We may be unable to enter into new agreements with additional partners on terms favorable to us or at all. The market for Internet appliances is new and subject to rapid technological change. We may be unable to successfully meet the requirements of existing or future strategic partners. As a result, we may be unable to maintain strategic relationships with developers and manufacturers of Internet appliances and Internet service and content providers. If we are unable to develop or maintain relationships with strategic partners and customers, we will have difficulty selling and gaining market acceptance for our products and our business and results of operations will be materially adversely affected.

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

     As of June 30, 2001, we had 86 employees. Our success depends upon our ability to attract and retain highly qualified senior management and technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. In addition, there is intense competition for qualified personnel in the software platform and development industry. Competition is especially intense in the San Francisco Bay Area, where our corporate headquarters is located. The loss of key personnel or our inability to attract qualified personnel to supplement or replace existing personnel, could have a material adverse effect on our business and results of operations.

     On July 31, 2001, we announced the elimination of 28 positions. In addition to the elimination of the sales and marketing departments, positions in administration and engineering were also affected. The eliminated positions represent approximately 33% of our existing workforce. Remaining positions are primarily engaged in product development. If we are unable to secure sufficient funding or raise additional capital to fund our present level of operations, we will have to continue to scale back our business which could include, among other things, significant further reductions in our work force and the loss of employees. As a result of any material reduction in our workforce and loss of employees, we may not be able to further develop our product offerings, conduct our business comparable with past practice or take advantage of future opportunities, which could have a material adverse effect on our business.


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


Our stock price is highly volatile.

     The trading price of our common stock has fluctuated significantly and has ranged from $0.41 to $39.563 over the past 24 months since our initial public offering in July 2000. In addition, many factors could cause the market price of our common stock to fluctuate substantially, including:

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

Delaware law and our Amended and Restated Certificate of Incorporation and bylaws could discourage a third party from acquiring us and could consequently decrease the market value of our common stock.

     Our Amended and Restated Certificate of Incorporation grants our board of directors the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our Amended and Restated Certificate of Incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal. 27

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Since the closing of our French subsidiary was substantially completed at the end of June, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. The stockholder is seeking damages in the amount of approximately $2.0 million. Prior to this filing, the Company had been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed.

     Be management continues to believe that the allegations as they relate to Be in the filed claim are without merit and intends to defend Be against this legal action. However, there can be no assurance this claim will be resolved without costly litigation, or require Be's participation in the settlement of such claim, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. If Be were held liable, it is our intent to seek reimbursement under our D&O insurance policy.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

     None.

Sales of Unregistered Securities

     None.


ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 2001 Annual Meeting of Stockholders held on May 30, 2001, stockholders voted on the following:

     Proposal I - Election of Directors - The following directors were each elected for a three-year term expiring at the 2004 Annual Meeting of
     Stockholders:

                        Nominee                    For           Abstain
                        -------                    ---           -------
                  Barry M. Weinman             26,576,695        322,132
                  Andrei M. Manoliu            26,682,857        215,970
                  Garrett P. Gruener           26,572,431        326,396

          The following directors will continue to serve as members of the Company's board of directors until their term is expired: Jean-Louis
          F. Gassee, Stewart Alsop, William F. Zuendt, Steve M. Sakoman.

     Proposal II - Ratification of selection of PricewaterhouseCoopers LLP as the Company's Independent Auditors for the fiscal year ended December 31, 2001.

                       For          Against          Abstain    Broker Non-Vote
                       ---         --------         -------     ---------------
                  26,858,572        31,421            8,834            0

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


BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                            Date : August 14, 2001
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ P.C. BERNDT                                     Date : August 14, 2001
      P.C. Berndt
      Chief Financial Officer