Form 10-Q
period 2001-09-30
BE INC
filed 2001-11-13
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares of Common Stock outstanding as of October 31, 2001 was 36,792,563.




                                 BE INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I.    FINANCIAL INFORMATION
                                                                           PAGE
     Item 1.    Condensed Financial Statements:

                Consolidated Balance Sheets at September 30, 2001
                 and December 31, 2000                                         2

                Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 3

                Consolidated Statements of Cash Flows for the six months
                     ended September 30, 2001 and September 30, 2000           4

                Notes to Condensed Consolidated Financial Statements           5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk    17

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                             17

     Item 2.    Changes in Securities and Use of Proceeds                     18

     Item 3.    Defaults upon Senior Securities                               18

     Item 4.    Submission of Matters to a Vote of Security Holders           18

     Item 5.    Other Information                                             18

     Item 6.    Exhibits and Reports on Form 8-K                              18

                Signatures                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        BE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands; unaudited)

                                                      September 30, December 31,
                                                           2001         2000
ASSETS
Current assets:
   Cash and cash equivalents .........................   $   2,098    $   9,463
   Short-term investments ............................        --          4,594
   Accounts receivable ...............................          74           26
   Prepaid and other current assets ..................         577          549
                                                         ---------    ---------
       Total current assets ..........................       2,749       14,632
Property and equipment, net ..........................         248          391
Other assets, net of accumulated amortization ........          24        1,048
                                                         ---------    ---------
        Total assets .................................   $   3,021    $  16,071
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $     111    $     362
   Accrued expenses ..................................         621        1,502
   Technology license obligations, current portion ...         432          454
   Deferred revenue ..................................          64          109
                                                         ---------    ---------
       Total current liabilities .....................       1,228        2,427
Technology license obligations, net of current portion         244          320
                                                         ---------    ---------
       Total liabilities .............................       1,472        2,747

Stockholders' Equity:
   Common stock ......................................          37           36
   Additional paid-in capital ........................     108,344      108,880
   Accumulated other comprehensive income ............        --              1
   Deferred stock compensation .......................        (280)      (1,218)
   Accumulated deficit ...............................    (106,552)     (94,375)
                                                         ---------    ---------
       Total stockholders' equity ....................       1,549       13,324
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $   3,021    $  16,071
                                                         =========    =========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                      Three Months               Nine Months
                                                                    Ended September 30,       Ended September 30,
                                                                        2001        2000        2001        2000
                                                                      ------      ------      ------     -------

Net revenues ....................................................   $  1,135    $     68    $  1,950    $    464
Cost of revenues ................................................      1,765         216       2,336         770
                                                                      ------      ------      ------     -------
Gross loss ......................................................       (630)       (148)       (386)       (306)

Operating expenses:
   Research and development, including amortization of deferred .      1,305       2,247       6,112       6,747
     stock compensation of $(93), $159, $59 and $668
   Sales and marketing, including amortization of deferred ......       (386)      1,543       1,688       6,123
     stock compensation of $(496), $121, $(533) and $547
   General and administrative, including amortization of deferred      1,194       1,107       3,790       3,651
     stock compensation of $73, $227, $289 and $982
   Restructuring charge .........................................       --          --           450        --
                                                                      ------      ------      ------     -------
       Total operating expenses .................................      2,113       4,897      12,040      16,521
                                                                      ------      ------      ------     -------
Loss from operations ............................................     (2,743)     (5,045)    (12,426)    (16,827)

Interest expense ................................................        (14)        (58)        (42)       (121)
Other income and expenses, net ..................................         33         332         291       1,058
                                                                      ------      ------      ------     -------
Net loss ........................................................   $ (2,724)   $ (4,771)   $(12,177)   $(15,890)
                                                                    ========    ========    ========    ========
Net loss per common share--basic and diluted ....................   $   (.07)   $   (.13)   $   (.33)   $   (.45)
                                                                    ========    ========    ========    ========
Shares used in per common share
   calculation--basic and diluted ...............................     36,630      35,722      36,430      35,406
                                                                    ========    ========    ========    ========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                              2001       2000
                                                             -----       -----
Cash flows from operating activities:
   Net loss ...........................................   $(12,177)   $(15,890)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ..................        729         905
       Write-off of impaired licensed technology assets        539
       Amortization of discount on
        technology license obligations ................         42          87
       Loss on disposal of fixed assets ...............          6
       Compensation expense incurred on issuance
        of stock ......................................       --            34
       Amortization of deferred stock compensation ....       (185)      2,197
       Changes in assets and liabilities
          Accounts receivable .........................        (48)        137
          Prepaid and other current assets ............        (28)        (45)
          Other assets ................................       --          --
          Accounts payable ............................       (251)       (733)
          Accrued expenses ............................       (881)       (519)
          Deferred revenue ............................        (45)        (19)
                                                            -------      ------
            Net cash used in operating activities .....    (12,299)    (13,846)
                                                            -------      ------
Cash flow provided by investing activities:
   Acquisition of property and equipment ..............        (72)       (121)
   Acquisition of licensed technology .................       (175)       (501)
   Purchases of short-term investments ................     (1,728)    (55,813)
   Sales of short-term investments ....................      6,322      70,408
                                                            -------      ------
            Net cash provided by investing activities .      4,347      13,973
                                                            -------      ------
Cash flows  provided by financing  activities:
   Proceeds from issuance of common stock:
     pursuant to common stock options .................         21       2,201
     pursuant to common stock warrants ................        180         455
     under Employee Stock Purchase Plan ...............        386         702
   Repurchase of common stock .........................       --            (3)
                                                            -------      ------
         Net cash provided by financing activities ....        587       3,355
                                                            -------      ------
Net increase (decrease) in cash and cash equivalents ..     (7,365)      3,482
                                                            -------      ------
Cash and cash equivalents, beginning of period ........      9,463       6,500
                                                            -------      ------
Cash and cash equivalents, end of period ..............   $  2,098    $  9,982
                                                           ========    ========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        BE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business

     Be Incorporated (the "Company" or "Be") was founded in 1990. Be offers software solutions designed for Internet appliances and digital media applications. An Internet appliance is a dedicated device designed specifically to access information from the Internet for a given purpose. An Internet appliance's hardware and software are seamlessly integrated together to provide users with a responsive and easy to use interface. Be's software solutions are BeIA: the Complete Internet Appliance Solution(TM) and BeOS, its operating system designed for digital media applications. In early 2000, Be shifted the primary focus of its business from the marketing and distribution of BeOS, its desktop operating system, to the development, marketing and deployment of BeIA, its software solution intended for Internet appliances. Be shifted its focus as a result of the intense competition in the market for the BeOS operating system, the anticipated market for the BeIA product and the limited resources available to Be for the development and marketing of its products. BeIA gives customers the ability to create customized Internet appliances that deliver unique services, information and entertainment to their targeted end users. Unfortunately, the Internet appliance market as a whole has failed to materialize as anticipated. Consumer response to early Internet appliances has been unenthusiastic, major manufacturers have either removed their products from the market or have not undertaken significant development efforts, and the economic realities of the last four quarters have made success even more difficult. Despite Be's efforts in the Internet appliance market, its financial difficulties have continued, and Be has been unable to generate revenues sufficient to meet operating expenses.

     On August 16, 2001, Be entered into an asset purchase agreement with Palm, Inc., a Delaware corporation headquartered in Santa Clara, California, and ECA Subsidiary Acquisition Corporation, a wholly-owned subsidiary of Palm. Under the terms of the asset purchase agreement, Be will sell substantially all of its intellectual property and other technology assets (the "Asset Sale"), including those related to its BeOS and BeIA operating systems, to Palm and will receive an aggregate number of shares of Palm common stock equal in value to $11,000,000, as determined on the closing date of the transaction and subject to the approval of Be's stockholders. A special meeting of Be's stockholders is scheduled to be held on November 12, 2001 whereby stockholders of record shall consider and vote upon (i) the approval of the asset sale with Palm and (ii) the approval of the dissolution of Be through adoption of a plan of dissolution.

     Under the proposed Asset Sale, Be will sell substantially all of its intellectual property and other technology assets. As a result, the remaining technology assets will not be used to generate any future cash flows. According to SFAS 121, "Accouting for the Impairement of Long-Lives Assets and for Long Lived Assets to be disposed of", an entity shall recognize an impairment loss when expected future cash in flows is less than the carrying amount of the asset. Therefore, Be decided to write-of the outstanding balance of its technology license assets of $539,000 at September 30, 2001.

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

     If the Asset Sale is not completed, it is likely that Be will file for or be forced to resort to bankruptcy protection. If the Asset Sale is completed, Be intends to wind up its business and pay, or provide for the payment of, all of its outstanding liabilities and obligations in accordance with applicable law and the plan of dissolution. Until it winds up its business, Be will continue to experience losses from operations and negative cash flows and will continue to require working capital to fund its remaining operations. Be believes that existing cash and cash equivalents will not be sufficient to meet operating and capital requirements at its currently anticipated level of operations beyond the end of fiscal 2001.

     The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date until fiscal years beginning after September 30, 2000. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133." SFAS 138 amends the accounting and reporting standards for certain derivative activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company's implementation of SFAS 133 since January 1, 2001, has not had a material impact on its financial position or results of operations.

     In September 2001, the FSAB unanimously approved the issuance of two statements, Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets."
     SFAS 141 addresses financial accounting and reporting for business combinations and amends APB No.16 "Business Combinations." It requires the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No.17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. It is effective for fiscal year beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001. The adoption of these statements is not expected to have a significant impact on the Company's financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS 144 requires among other thingsm the application of one acounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

4.   Net Loss Per Share

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and unvested common shares. Options, warrants and unvested common shares were not included in the computation of diluted net loss per common share because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,            September 30,
                                                                 2001          2000      2001           2000
                                                              --------    --------      ------     -------
                                                                     (unaudited)             (unaudited)
Historical net loss per common share, basic and diluted:
   Numerator for net loss, basic and diluted ..............   $ (2,724)   $ (4,771)   $(12,177)   $(15,890)

   Denominator for basic and diluted loss per common share:
     Weighted average common shares
       outstanding ........................................     36,630      35,722      36,430      35,247
                                                              ========    ========      ======     =======
   Net loss per common share basic and diluted ............   $   (.07)   $   (.13)   $   (.33)   $   (.45)
                                                              ========    ========      ======     =======
   Antidilutive securities:
     Options to purchase common stock .....................      5,038       6,857       5,038       6,857
     Common stock not yet vested ..........................         90         332          90         332
     Warrants .............................................       --         2,130        --         2,130
                                                              --------    --------      ------     -------
                                                                 5,128       9,319       5,128       9,319
                                                              ========    ========      ======     =======

5.   Comprehensive Income (loss)

     Statement of Financial Accounting Standard No. 130, or SFAS 130, "Reporting Comprehensive Income" establishes rules for reporting and display of comprehensive income (loss) and its components. The following are the components of comprehensive income (loss) (in thousands):


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                     2001       2000        2001        2000
                                                  --------    --------    --------    --------
Net loss ......................................   $ (2,724)   $ (4,771)   $(12,177)   $(15,890)
Unrealized gain (loss) on marketable securities         (2)          5          (1)         -
                                                  --------    --------    --------    --------
Comprehensive loss ............................   $ (2,726)   $ (4,766)   $(12,178)   $(15,890)
                                                  ========    ========    ========    ========



   The components of accumulated other comprehensive income, net of related tax are as follows (in thousands):

                                                  September 30,   December 31,
                                                      2001        2000
                                                     -----        -----
Unrealized gain on marketable securities.......   $      -     $     1
                                                     -----        -----
                                                         -           1
                                                     =====        =====

6.   Restructuring Charge

     On April 2, 2001, the Company announced its decision, made at the end of the first quarter, to restructure its operations to reflect current market and financial conditions by closing its European office in Paris and eliminating positions principally in the Company's sales, marketing and general administration departments in the United States. As a result, the Company recorded a restructuring charge of $307,000 in the first quarter for the closing of its European office, which is comprised of $272,000 for involuntary termination benefits and $35,000 for termination of operating contracts and professional fees. The Company recorded a restructuring charge of approximately $143,000 in the second quarter for the involuntary termination benefits related to the elimination of 22 positions in the U.S. At September 30, 2001, this restructuring plan was substantially completed and all amounts had been paid.

     On July 31, 2001, the Company announced the elimination of 28 positions. In addition to the elimination of the sales and marketing departments, positions in administration and engineering were also affected. The eliminated positions represent approximately 33% of the Company's existing workforce. The Company's remaining 57 positions are primarily engaged in product development. The Company did not incur any associated restructuring charge.


7.   Legal Proceedings

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. The stockholder is seeking damages in the amount of approximately $2.4 million. Prior to this filing, the Company had been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed.

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



8.   Sale of Assets

     On August 16, 2001, the Company entered into a definitive agreement with Palm, Inc. for the sale of substantially all of its intellectual property and other technology assets for a purchase price of $11 million, to be paid in common stock of Palm, Inc. Closing of the transaction is subject to the satisfaction of certain conditions, including obtaining approval of the stockholders of the Company.

     A Special Meeting of stockholders has been scheduled for November 12, 2001 seeking approval of (1) the sale of substantially all of Be's intellectual property and other technology assets to ECA Subsidiary Acquisition Corporation, a wholly owned subsidiary of Palm, Inc., and (2) the subsequent dissolution of Be pursuant to a plan of dissolution.

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

Overview

Be was founded in 1990. Be offers software solutions designed for Internet appliances and digital media applications.

Be's software solution products consist of (i) BeIA: the Complete Internet Appliance Solution/TM/, comprised of three components; BeIA Client Platform, BeIA Management and Administration Platform, and BeIA Integration Services, and
(ii) BeOS, its operating system designed for digital media applications and which serves as the development platform for BeIA. Prior to 1998, Be had no revenues and its operations consisted primarily of research and development. In December 1998, Be shipped the first version of BeOS, its desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Having experienced losses and negative cash flow from operations since inception, in the latter half of 1999 Be began a review of its BeOS desktop operating system business model and its potential to create stockholder value. The impetus for the review was market information obtained from institutional investors and market analysts, and the realization that the desktop product could only succeed by competing effectively against Microsoft Corporation, which is a very large, established and entrenched competitor in a rapidly maturing market. During this same period, many potential large customers and industry analysts were expressing significant interest in the Internet appliance version of Be's operating system. At the time, most market analysts were predicting rapid growth in the nascent Internet appliance market and indicating it would ultimately have significant upside potential. The strengths of Be's technology appeared transferable to the needs of this market, and the market was not yet dominated by any one player. As a result of Be's business model review, in January 2000 Be announced its intention to shift its primary focus from the marketing and distribution of BeOS, its desktop operating system, to the development, marketing and deployment of BeIA, its software solution intended for Internet appliances.

At the same time Be shifted its resource focus, it attempted to provide BeOS with a final opportunity for success in the desktop market. First, Be made a fully functioning Personal Edition of BeOS available on the Internet for free download. The intent of the Personal Edition of BeOS was to seed the market and to create interest in and exposure to Be's technology. Second, Be entered into publishing relationships with several well-established software publishers to distribute a royalty-bearing Professional Edition of BeOS. Ultimately, Be did not have the resources, nor could it reasonably obtain the resources to adequately pursue both the desktop and Internet appliance markets simultaneously. Thus, Be decided to allow companies in the business of publishing and distributing software to market the Professional Edition of BeOS. Be reasoned that if the publishers were able to generate enough interest and revenue with the Professional Edition of BeOS, the royalty revenues could be used to fund further development of the desktop product. However, the publishers were never able to generate any material revenues from the sale of the Professional Edition of BeOS.

In contrast, Be was successful in 2000 in rapidly entering the developing Internet appliance market. Be's efforts culminated in the execution of a contract with Sony for its eVilla Network Entertainment Center in early 2001. Unfortunately, the Internet appliance market as a whole has failed to materialize as anticipated. Consumer response to early Internet appliances has been unenthusiastic, major manufacturers have either removed their products from the market or have not undertaken significant development efforts. The economic realities of the last four quarters have made success even more difficult, and on August 30, 2001 Sony discontinued the eVilla Network Entertainment Center, its Internet appliance based on BeIA. Despite Be's efforts in the Internet appliance market, Be's financial difficulties have continued and it has been unable to generate revenues sufficient to meet operating expenses. In April and July of 2001, Be substantially reduced its workforce and announced the elimination of its sales and marketing departments in order to conserve resources.

Be has undertaken extensive activities since early 2000 to evaluate and pursue financing alternatives for the company to allow for its continuation and the creation of value for Be stockholders. Be has endeavored to obtain additional equity capital from numerous sources. Private placements with institutions, funds and private investors, equity lines of credit and private placements with strategic investors have all been thoroughly investigated. By the end of March 2001, it was clear no adequate source of capital was available on terms beneficial to Be stockholders. Faced with this reality, Be's board of directors approved the exploration of strategic and financial alternatives for maximizing stockholder value. Alternatives considered included, but were not limited to, a merger or similar business combination, an equity investment by a strategic investor, or the sale of all or substantially all of the business or assets for stock or cash in a transaction of the type ultimately entered into with Palm.

Since April 2001, Be has worked with professional financial advisors with the intent of maximizing the return of value to stockholders under the circumstances. Be conducted an extensive search for potential interested parties, directly contacted a number of these parties and discussed with them a variety of possible transactions. As part of this effort, Be held numerous discussions and negotiations with third parties, including Palm, in an effort to obtain financing necessary to the continuation or the potential sale of Be's business. Except for the proposed transaction with Palm, these discussions have not resulted in any acceptable offers and during this period, Be's financial resources have continued to deteriorate.

Be's revenues in fiscal year 2000 were generated from the sale of BeOS to licensed third party publishers, and other resellers and distributors, and direct sales of BeOS to end users through the BeDepot.com Web site. Be also generated revenue by collecting commissions from sales of third party software through the BeDepot.com Web site.

To date, revenues in fiscal year 2001 have been generated through royalty payments, maintenance and support fees, and professional services and integration fees and by revenue-related consulting services performed under the funding agreement since August 16. These payments and fees were received from developers and manufacturers of Internet appliances, as well as other systems and hardware manufacturers incorporating BeIA into their products. The revenues from BeIA have not offset the loss of revenues from sales of BeOS. As a result of Be's announcements of the proposed Palm transaction and the elimination of its sales and marketing departments, Be does not expect to generate any material revenues in the near or extended future.

Be's research and development expenses consist of compensation and related costs for research and development personnel. These expenses are currently being funded by Palm under the terms of the funding agreement entered into by and between Be and Palm on August 16, 2001. Be also includes in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of its products. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs include the cost of licensing technology that is incorporated into a product or an enhancement, which is still in preliminary development, and technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. Be expects research and development expenses will remain stagnant and will be limited to compensation and related costs of research and development personnel, which are currently being funded by Palm, and the costs of technology license arrangements entered into prior to Be's announcement of the proposed Palm transaction.

Prior to the elimination of its sales and marketing departments in July 2001, Be's sales and marketing expenses consisted of compensation and related costs for sales and marketing personnel, marketing programs, public relations, investor relations, promotional materials, travel, and related expenses for attending trade shows. After the elimination of the sales and marketing departments, Be has not incurred, and does not expect to incur in the future, any material expenses related to sales and marketing functions.

General and administrative expenses consist of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. As a result of the workforce reductions in April and July 2001 and the continued decline of Be's business, general and administrative expenses related to day to day operations have been greatly reduced. However, in the third quarter, general and administrative expenses increased as a whole due to the costs related to the search for potential investors and for the payment of professional fees and expenes related to the the asset sale. Be does not expect general and administrative expenses to be increased in the future.

Be has historically marketed and sold its products in the United States and internationally. International sales of products accounted for approximately 23%, 56% and 53% of Be's total revenues in 2000, 1999 and 1998, respectively. International sales of products accounted for less than 1% of total revenues for the three and nine month periods ended September 30, 2001 and approximately 30% and 21% for the three and nine month periods ended September 30, 2000. Because of Be's shift in focus away from BeOS, in the event that it generates future revenue, Be expects that a higher percentage of such future total revenues, if any, will be derived from North America. Be does not currently engage in currency hedging activities.

From time to time in the past, Be has granted stock options to employees and non-employee directors. As of September 30, 2001, Be had recorded deferred compensation related to these options in the total amount of $14.7 million, net of cancellations, representing the difference between the deemed fair value of Be's common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $5.7 million had been amortized at December 31, 1998, with $6.2 million, $2.6 million and $(185,000), being amortized in 1999, 2000 and the nine month period ended September 30, 2001, respectively. Future amortization of expense arising out of options granted through September 30, 2001 was estimated to be $106,000 for the remaining three months of 2001, $170,000 in 2002 and $4,000 in 2003. Be amortizes the deferred compensation charge monthly over the vesting period of the underlying option.


Comparison

Certain prior year costs have been reclassified to conform with the current year presentation.

Operating expenses as shown in the Consolidated Statements of Operations, include non-cash charges for stock compensation amortization as follows:


                                                                 Three Months            Nine Months
                                                             Ended September 30,     Ended September 30,
                                                             -------------------     -------------------
                                                             2001          2000      2001           2000
                                                             ----          ----      ----           ----
                                                                (in thousands)         (in thousands)
Amortization of deferred compensation included in:
     Research and development....................          $ (93)         $ 159       $ 59         $ 668
     Sales and marketing.........................           (496)           121       (533)          547
     General and administrative..................             73            227        289           982
                                                            ----            ----       -----       -----
        Total amortization of deferred stock compensation $ (516)          $ 507     $ 185       $ 2,197
                                                         =========        ======     =======     =======

     Excluding the amortization of deferred compensation, operating expenses are as follows:

                                                        Three Months        Nine Months
                                                     Ended September 30,  Ended September 30,
                                                    -------------------  -------------------
                                                   2001         2000    2001          2000
                                                   ----         ----    ----          ----
                                                    (in thousands)       (in thousands)
Operating expenses:
     Research and development....................  $1,398    $2,088     $6,053       $6,079
     Sales and marketing.........................     110     1,422      2,221        5,576
     General and administrative..................   1,121       880      3,501        2,669
     Amortization of deferred stock compensation     (516)      507       (185)       2,197
                                                      ---    -------   -------       ------
        Total operating expenses..................$ 2,113    $4,897   $ 11,590       16,521
                                                  ========   =======   =======     ========


Comparison of the Three Month Period ended September 30, 2001 to the Three Month Period ended September 30, 2000

Net Revenues. Net revenues increased $1.1 million for the three month period ended September 30, 2001 from $68,000 for the three month period ended September 30, 2000. Revenues are not directly comparable as they were mainly attributable to shipments of BeOS in 2000 and to revenue-related consulting services in 2001, performed under a funding agreement that was entered into August 16, 2001, contemporaneously with the execution and delivery of the asset purchase agreement among Be, Palm and ECA Subsidiary Acquisition Corporation.

Cost of Revenues. Cost of revenues increased $1.5 million to $1.8 million for the three month period ended September 30, 2001 from $216,000 for the three month period ended September 30, 2000. A majority of such costs continues to result from the continuing amortization of technology license agreements. In addition, at September 30, 2001, the remaining book value of these technology agreements of $539,000 was determined to be impaired and was therefore expensed.

Research and Development. Research and development expenses, exclusive of stock compensation, decreased $690,000, or 33%, to $1.4 million for the three month period ended September 30, 2001 from $2.1 million for the three month period ended September 30, 2000. The decrease results primarily from decreases in personnel expenses, primarily attributable to the restructuring of operations implemented on April 2, 2001 and July 31, 2001.

Sales and Marketing. Sales and marketing expenses, exclusive of stock compensation, decreased $1.3 million, or 92%, to $110,000 for the three month period ended September 30, 2001 from $1.4 million for the three month period ended September 30, 2000. This decrease is primarily attributable to the elimination of our sales and marketing departments on July 31, 2001.

General and Administrative. General and administrative expenses, exclusive of stock compensation, increased $241,000, or 27%, to $1.1 million for the three month period ended September 30, 2001 from $880,000 for the three month period ended September 30, 2000. This increase is primarily attributable to the payment of fees and expenses related to the search for potential investors and the asset sale agreement entered into on August 16, 2001, net of reduced personnel expenses as compared with last year.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $1.0 million to $(516,000) for the three month period ended September 30, 2001, from $507,000 for the three month period ended September 30, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

Other Income (Expense), Net. Net other income decreased $255,000, or 93%, to $19,000 for the three month period ended September 30, 2001 from $274,000 for the three month period ended September 30, 2000. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.


Comparison of the Nine Month Period ended September 30, 2001 to the Nine Month Period Ended September 30, 2000

Net Revenues. Net revenues increased $1.5 million to $2.0 million for the nine month period ended September 30, 2001 from $464,000 for the nine month period ended September 30, 2000. Revenues are not directly comparable as they were mainly attributable to shipments of BeOS in 2000 and to revenue-related consulting services in 2001, performed under a funding agreement that was entered into August 16, 2001 with Palm, Inc.

Cost of Revenues. Cost of revenues increased $1.6 million to $2.3 million for the nine month period ended September 30, 2001 from $770,000 for the nine month period ended September 30, 2000. A majority of such costs continue to result from the continuing amortization of technology license agreements. In addition, at September 30, 2001, the remaining book value of these technology agreements of $539,000 was determined to be impaired and was therefore expensed.

Research and Development. Research and development expenses, exclusive of stock compensation, remained unchanged at $6.1 million for the nine month period ended September 30, 2001 and for the nine month period ended September 30, 2000.

Sales and Marketing. Sales and marketing expenses, exclusive of stock compensation, decreased $3.4 million, or 60%, to $2.2 million for the nine month period ended September 30, 2001 from $5.6 million for the nine month period ended September 30, 2000. This decrease is primarily attributable to the restructuring of our operations, implemented early in the second quarter of 2001 and to the elimination of our sales and marketing departments on July 31, 2001.

General and Administrative. General and administrative expenses, exclusive of stock compensation, increased $832,000, or 31%, to $3.5 million for the nine month period ended September 30, 2001 from $2.7 million for the nine month period ended September 30, 2000. This increase is primarily attributable to the payment of fees, on a retainer basis, to an investment banking firm, hired during the second quarter of 2001, to assist us in exploring various strategic and financial alternatives for maximizing shareholder value on a near-term basis, and to the payment of fees and expenses related to the asset sale agreement entered into on August 16, 2001.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $2.4 million to $(185,000) for the nine month period ended September 30, 2001, from $2.2 million for the nine month period ended September 30, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

Other Income (Expense), Net. Net other income decreased $688,000, or 73%, to $249,000 for the nine month period ended September 30, 2001 from $937,000 for the nine month period ended September 30, 2000. The decrease is primarily attributable to the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.

Taxes

Since inception, the Company has generated net operating losses which aggregated approximately $84.6 million as of September 30, 2001. The Company has provided a full valuation allowance against the losses since it believes that it is more likely than not that such benefits will not be realized. The amount of available net operating losses will be reduced in the case of a change in ownership as defined in the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of our equity securities and through borrowing arrangements. Cash and cash equivalents and short-term investments decreased approximately $12 million to $2.1 million at September 30, 2001 from $14.1 million at December 31, 2000. This decrease is primarily attributable to the amounts used to fund operations.

Cash used in operating activities decreased approximately $1.2 million to $12.6 million for the nine month period ended September 30, 2001 as compared to $13.8 million for the nine month period ended September 30, 2000. This decrease is primarily attributable to lower operating expenses in the nine month period ended September 30, 2001

Cash provided by investing activities decreased approximately $9.3 million to $4.7 million for the nine month period ended September 30, 2001 as compared to $14.0 million for the nine month period ended September 30, 2000. This decrease is primarily attributable to lower net sales of short-term investments in the nine month period ended September 30, 2001.

Cash provided by financing activities for the nine month period ended September 30, 2001 was approximately $588,000, which represents a $2.8 million decrease from the nine month period ended September 30, 2000 of $3.4 million. This decrease is primarily attributable to the proceeds of $2.1 million received from the exercise of stock options in the first quarter of 2000.

We require substantial working capital to fund our operations. We expect to continue to experience losses from operations and negative operating cash flows for the foreseeable future. We expect to receive gross proceeds of $11 million upon completion of the asset sale, if and when it occurs.

If the asset sale is not completed, it is likely that Be will file for or be forced to resort to bankruptcy protection. If the asset sale is completed, Be intends to wind up its business and pay, or provide for the payment of, all of its outstanding liabilities and obligations in accordance with applicable law and the plan of dissolution. Until it winds up its business, Be will continue to experience losses from operations and negative cash flows and will continue to require working capital to fund its remaining operations. Be believes that existing cash and cash equivalents will not be sufficient to meet operating and capital requirements at its currently anticipated level of operations beyond the end of fiscal 2001.


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

Risks Relating to the Asset Sale

Whether or not the asset sale is completed, Be may not be able to pay, or provide for the payment of, all of its liabilities and obligations. If the sale is not completed, it is likely that Be will file for or be forced into bankruptcy by its creditors and no assets may be available for distribution to Be stockholders.

   If the asset sale is not completed, Be believes that it is likely that it will file for or be forced to resort to bankruptcy protection. In this event, it is extremely unlikely that Be would be able to pay, or provide for the payment of, all of its liabilities and obligations, and, therefore, there would be no assets available for distribution to Be's stockholders. Even if the parties complete the asset sale, the proceeds provided by the sale of the Palm stock received at the closing, together with Be's other assets, may not be sufficient to pay, or provide for the payment of, all of Be's known and unknown liabilities and obligations. If the proceeds from the asset sale together with Be's other assets were insufficient to pay or provide for the payment of Be's liabilities and other obligations, it is likely that Be could be required to file for or be forced to resort to bankruptcy protection. Further, if there are insufficient proceeds from the asset sale to pay or otherwise provide for the liabilities and obligations of Be, there will be no assets available for distribution to Be's stockholders.

Even if Be's stockholders approve the asset sale, the asset sale may not be completed and it is likely that Be could be required to file for or be forced to resort to bankruptcy protection.

   The completion of the asset sale is subject to numerous conditions. Even if stockholders of Be holding a majority of the outstanding shares of Be common stock vote to approve the asset sale and the dissolution, Be cannot guarantee that the asset sale will be completed. If it is not completed, Be would likely not be able to sell its assets to another buyer on terms as favorable as those provided in the asset purchase agreement, or at all, which would mean that it is likely that Be could be required to file for or be forced to resort to bankruptcy protection.

Failure to hire and retain key employees could diminish the benefits of the asset sale to Palm and could prevent consummation of the asset sale.

   It is a condition to closing the asset sale that seven out of eight employees of Be designated as "key employees" and 33 out of 42 other designated employees of Be enter into "at will" employment arrangements with Palm as of the closing date of the asset sale. Therefore, failure by Palm to effectively recruit these employees could prevent consummation of the asset sale. Furthermore, the successful integration of the Be assets into Palm's current business operations will depend in part on the hiring and retention of personnel critical to the business and operations of Palm and the Be operating systems business. The Be employees to be hired by Palm in connection with the asset sale have technical and engineering expertise that is in high demand and short supply. Palm may be unable to retain technical and engineering personnel that are critical to the successful integration of the Be assets, which may result in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the asset sale for Palm and its stockholders.

The proceeds from the sale of the Palm common stock received in the asset sale are uncertain.

   If the transactions contemplated by the asset purchase agreement are completed, Be intends to sell the Palm shares received in the transaction for cash promptly following the closing. Although the Palm shares issued to Be will have a value of $11,000,000 (subject to adjustment under certain circumstances), based on the opening price of Palm common stock as quoted on the Nasdaq National Market on the closing date of the transaction, the actual proceeds realized by Be from the sale of the shares is likely to be less than $11,000,000 after payment of commissions and expenses. Furthermore, Be may not be able to promptly resell the shares as a result of market conditions, securities laws restrictions or other factors. Accordingly, Be will bear market risk with respect to a decline in the trading price of Palm's stock between closing and the time Be is able to sell the shares.

Failure to complete the asset sale could cause Be's stock price to decline.

   If the asset sale is not completed, Be's stock price may decline due to any or all of the following potential consequences:

- Be may not be able to dispose of its assets for values equaling or exceeding those currently estimated by Be; in particular, the assets that are the subject of the asset sale will likely be substantially diminished in value;

-    Be may file for or be forced into bankruptcy;

- Be's costs related to the asset sale, such as legal, accounting and financial advisor fees, must be paid even if the asset sale is not completed; and

-    Be may have difficulty retaining its key remaining personnel.


   In addition, if the asset sale is not completed, Be's stock price may decline to the extent that the current market price of Be common stock reflects a market assumption that the asset sale will be completed.

Following the completion of the asset sale, Be may no longer have access to certain intellectual property assets or the human resources, including the services of certain key employees, necessary to fulfill its obligations under existing agreements with third parties.

   Upon the completion of the asset sale, Be will have sold its rights, title and interest in substantially all of its intellectual property and other technology assets, including those related to the BeOS and BeIA operating systems, to Palm. Because of this, Be may no longer be able to comply with its existing contractual obligations or commitments under certain license agreements, distribution agreements and service contracts with third parties that are not to be transferred to Palm in the asset sale. In addition, under the terms of the asset purchase agreement, at least 33 designated employees and seven key employees shall have entered into "at-will" employment arrangements with Palm at the closing of the transaction. As a result of this, after the closing of the asset sale, Be will have no more than seven employees. The loss of the services of any of Be's executive officers or other key employees, and the loss of a significant portion of Be's current workforce to Palm could prevent Be from effectively continuing its operations and fulfilling its contractual obligations with third parties under existing agreements before the dissolution of Be.

Risks Relating to the Dissolution of Be

Be cannot determine at this time whether any distributions will be made to its stockholders or the amount of any such distributions to its stockholders, because there are a variety of factors, some of which are outside of Be's control, that could affect the ability of Be to make distributions to its stockholders.

   Be cannot determine at this time the amount of or whether there will be any distributions to its stockholders because that determination depends on a variety of factors, including, but not limited to, the likelihood of closing the asset sale, the net proceeds from the sale of the Palm shares received in the asset sale, the value of Be's other assets, the amount of Be's unknown debts and liabilities to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. The amount of proceeds from the asset sale and the amount to be distributed to Be stockholders, if any, are subject to various significant uncertainties, many of which are beyond Be's control. Examples of uncertainties that could reduce the value of or eliminate distributions to Be stockholders include the following:

- Changes in the anticipated net proceeds from the sale of the Palm shares received in the asset sale, the amount of Be's liabilities and obligations and the estimate of the costs and expenses of the asset sale and Be's dissolution, including any resulting tax liabilities.

- If liabilities of Be that are unknown or contingent later arise or become fixed in amount and must be satisfied or reserved for as part of the dissolution.

- Delays in completing the asset sale or the dissolution of Be that could result in additional expenses and result in reductions in distributions to Be stockholders.

- A decline in the value of Palm common stock between the time Be receives the shares of Palm stock as consideration for the asset sale and the time Be is reasonably able to dispose of such shares.

   For the foregoing reasons, there can be no assurance that there will be any distributions to Be stockholders, or as to the amount of such distributions, even if the asset sale is completed.

Be's board of directors may abandon or delay implementation of the plan of dissolution even if it is approved by Be's stockholders.

   Be's board of directors has adopted a plan of dissolution for the dissolution and winding-up of Be following the completion of the asset sale. Even if the plan of dissolution is approved and adopted by Be's stockholders, Be's board of directors has reserved the right, in its discretion, to abandon or delay implementation of the plan of dissolution for various reasons, including in order to permit Be to pursue (or more easily pursue) any retained claims or causes of action.

Be's stockholders may be liable to creditors of Be for an amount up to the amount received from Be if Be's reserves for payments to creditors are inadequate.

   If the plan of dissolution is approved by Be's stockholders, and the board of directors of Be determines to proceed with the dissolution of Be, a certificate of dissolution will be filed with the State of Delaware dissolving Be. Pursuant to the Delaware General Corporation Law, or Delaware law, Be will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct for the purpose of prosecuting and defending suits against it and enabling Be to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under applicable Delaware law, in the event Be fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three year period, each Be stockholder could be held liable for payment to Be's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from Be (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from Be under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by Be will be adequate to cover any expenses and liabilities. However, Be intends to exercise caution in making distributions to stockholders in order to minimize this type of risk.

If Be fails to retain the services of current key personnel, the plan of dissolution may not succeed.

   The success of the plan of dissolution depends in large part upon Be's ability to retain the services of certain of its current personnel who will not become employed by Palm at the closing, or to attract qualified replacements for them. The retention of qualified personnel is particularly difficult under Be's current circumstances. For this reason and others discussed below, Be has
entered  into  incentive   arrangements  with  certain  executive  officers  and
employees.

Be expects its stock to be delisted from the Nasdaq National Market in the near future.

Be expects it will be unable to satisfy the requirements for continued listing of its common stock on the Nasdaq National Market. In the event the asset sale is completed, rules of the Nasdaq National Market require that companies listed on the Nasdaq National Market continue to have an operating business. If Be completes its plans to conclude business activities following the completion of the asset dale, it will no longer have an operating business. In addition, as Be distributes cash to its stockholders, certain other listing criteria may not be met. Regardless of whether the asset sale is completed, Be is currently not in compliance with certain of the Nasdaq's listing criteria, including the maintenance of a minimum amount of net tangible assets. If Nasdaq delists Be's common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares will be materially impaired, and the trading price of Be common stock may be materially impaired.

Be's board members may have a potential conflict of interest in recommending approval of the asset sale and the plan of dissolution.

   Members of the Be board of directors may be deemed to have a potential conflict of interest in recommending approval of the asset sale and the plan of dissolution.

If Be's board of directors abandons or delays implementation of the plan of dissolution after the completion of the asset sale, Be may be the potential target of a reverse acquisition.

   If Be's board of directors decides to delay implementation of the plan of dissolution following completion of the asset sale, Be will continue to exist as a public shell company. Public companies that exist as non-operating shell entities have from time to time been the target of reverse acquisitions by private companies seeking to bypass the costly and time-intensive registration process to become publicly traded companies. If Be becomes the target of a successful reverse acquisition, the new board of directors of Be could potentially decide to either delay or completely abandon the dissolution, and Be stockholders may not receive any proceeds that would have otherwise been distributed in connection with the dissolution.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our French subsidiary are transacted in French francs. Since the closing of our French subsidiary was substantially completed at the end of June, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.



PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not a party named in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. The stockholder is seeking damages in the amount of approximately $2.4 million. Prior to this filing, the Company had been participating in communications with the parties in an effort to resolve the matter prior to a lawsuit being filed.

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



(b)      Reports on Form 8-K

               Current  Report on Form 8-K,  filed August 24,  2001,  announcing that Be entered. into an Asset Purchase Agreement with Palm, Inc., a Delaware corporation, and ECA Subsidiary Acquisition Corporation, a Delaware corporation, and a wholly-owned subsidiary of Palm.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BE INCORPORATED

By:   /s/ JEAN-LOUIS F. GASSEE                          Date : November 12, 2001
      Jean-Louis F. Gassee
      President, Chief Executive Officer and Director

By:   /s/ P.C. BERNDT                                   Date : November 12, 2001
      P.C. Berndt
      Chief Financial Officer