Form 10-K
period 2001-12-31
BE INC
filed 2002-04-01
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

        655 West Evelyn Avenue, Suite 6, Mountain View, California 94041
          (Address of principal executive offices, including zip code)
                                 (650) 965-4842
              (Registrant's telephone number, including area code)

        Securities  registered  pursuant  to  Section  12(b)  of the  Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of March 15, 2002, was approximately $4,698,000.

The number of shares of Common Stock outstanding as of March 15, 2002 was 38,450,527

THE COMPANY HAS FILED A FORM 12B-25 NOTIFICATION OF LATE FILING WITH THE SECURITIES AND EXCHANGE COMMISSION TO DEFER DISCLOSURE FOR ITEMS 6, 7, 8 AND 14 (SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; AND FINANCIAL STATEMENT SCHEDULE), PENDING RESOLUTION OF A NO ACTION RELIEF REQUEST WITH THE SEC.

                                 BE INCORPORATED

                             FORM 10-K ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                Table of Contents

PART I                                                                      page

Item 1.   Business.........................................................    3

Item 2.   Properties.......................................................    8

Item 3.   Legal Proceedings................................................    8

Item 4.   Submission of Matters to a Vote of Security Holders..............    9

PART II

Item 5.   Market for Registrants Common Equity and
          Related Stockholder Matters......................................   10

Item 6.   Selected Financial Data..........................................   11

Item 7. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 11

Item 8.   Consolidated Financial Statements and Supplementary Data.........   11

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................   11

PART III

Item 10.  Directors and Executive Officers of the Registrant...............   12

Item 11.  Executive Compensation...........................................   13

Item 12.  Security Ownership of Certain Beneficial Owners and Management...   18

Item 13.  Certain Relationships and Related Transactions...................   19

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...   19

Signatures.................................................................   21

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


     Be was founded in 1990 and prior to the cessation of its business operations offered software solutions designed for Internet appliances and digital media applications.

     Be's  software  solution  products  consisted  of (i)  BeIA:  the  Complete
Internet Appliance Solution TM, comprised of three components: BeIA Client Platform, BeIA Management and Administration Platform and BeIA Integration Services; and (ii) BeOS, our operating system designed for digital media applications. Prior to 1998, Be had no revenues and our operations consisted primarily of research and development. In December 1998, Be shipped the first version of BeOS, our desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Having experienced losses and negative cash flow from operations since inception, in the latter half of 1999 we began a review of our BeOS desktop operating system business model and its potential to create stockholder value. As a result of the barriers to entry and intense competition in the market relevant to the BeOS operating system, the then anticipated market for the BeIA operating system and the limited resources available to Be for the development and marketing of its products, we announced our intention to shift our primary focus from the marketing and distribution of BeOS to the development, marketing and deployment of BeIA, our software solution intended for Internet appliances.

     While we were initially successful in 2000 in rapidly entering the developing Internet appliance market, and our efforts culminated in the execution of a contract with Sony for its eVilla Network Entertainment Center in early 2001, the Internet appliance market as a whole unfortunately failed to materialize as anticipated. Despite our efforts in the Internet appliance market, Be's financial difficulties continued and we were unable to generate revenues sufficient to meet operating expenses. In April and July of 2001, we substantially reduced our workforce and announced the elimination of our sales and marketing departments in order to conserve resources.

     We undertook extensive activities since early 2000 to evaluate and pursue financing alternatives for the company to allow for its continuation and the creation of value for Be stockholders. We endeavored to obtain additional equity capital from numerous sources. Private placements with institutions, funds and private investors, equity lines of credit and private placements with strategic investors were all thoroughly investigated. By the end of March 2001, it was clear no adequate source of capital was available on terms beneficial to Be stockholders. Faced with this reality, our board of directors approved the exploration of strategic and financial alternatives for maximizing stockholder value. Alternatives considered included, but were not limited to, a merger or similar business combination, an equity investment by a strategic investor, or the sale of all or substantially all of the business or assets for stock or cash in a transaction of the type ultimately entered into with Palm, Inc. ("Palm").

     Beginning in April 2001, we worked with professional financial advisors with the intent of maximizing the return of value to stockholders under the circumstances. We conducted an extensive search for potential interested parties, directly contacted a number of these parties and discussed with them a variety of possible transactions. As part of this effort, we held numerous discussions and negotiations with third parties, including Palm, in an effort to obtain financing necessary to the continuation or the potential sale of Be's business. Except for the proposed transaction with Palm, these discussions did not result in any acceptable offers and during this period our financial resources continued to deteriorate.

     On August 16, 2001, our Board of Directors unanimously adopted resolutions approving the sale of substantially all Be's intellectual property and other technology assets (the "Asset Sale") to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm pursuant to an Asset Purchase Agreement dated August 16, 2001, as amended on September 10, 2001 (the "Purchase Agreement"). On October 9, 2001, we filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of the Company pursuant to a plan of dissolution (the "Plan of Dissolution"). The Plan of Dissolution provides for the orderly liquidation of Be's remaining assets, the winding-up of Be's business and operations and the dissolution of the Company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

     At a special meeting of stockholders held on November 12, 2001, the stockholders of Be approved the Asset Sale and the Plan of Dissolution. The Asset Sale was completed on November 13, 2001. Under the terms of the Purchase Agreement, Be received an aggregate of 4,104,478 shares of Palm common stock valued at approximately $11,000,000 on the closing date of the transaction.

     On January 16, 2002, we liquidated the vast majority of our remaining equipment and hard assets by selling our remaining inventory, equipment and other assets at auction. Proceeds from this sale as well as the consideration received from the sale of Palm stock received under the terms of the Purchase Agreement are owed to Be or are being held by the Company for distribution to stockholders in accordance with the Plan of Distribution.

     Pursuant to the terms of the Asset Sale, we also retained certain rights, assets and liabilities in connection with the transaction, including our cash and cash equivalents, receivables, certain contractual liabilities under in-licensing agreements, and rights to assert and bring certain claims and causes of action, including under antitrust laws. On February 15, 2002, we engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems (the "Microsoft Litigation").

     Following the approval of the Board to proceed with the liquidation and dissolution of the Company, on March 15, 2002 we filed a certificate of dissolution with the Delaware Secretary of State in accordance with the Plan of Dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2001. We set a record date of March 15, 2002 (the "Record Date") for purposes of determining the stockholders that will be eligible to participate in the distribution of Be's assets, if any. Also on that day, we closed our stock transfer books and ceased recording transfers of shares of our common stock. We also voluntarily delisted from the Nasdaq National Market and our shares stopped trading on the Nasdaq beginning the next trading day following the filing of the certificate of dissolution.

     Pursuant to Delaware law, Be will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, solely for the purposes of prosecuting and defending lawsuits (including but not limited to pursuing its antitrust case against Microsoft), settling and closing its business in an orderly manner, disposing of any remaining property, discharging its liabilities and distributing to its stockholders any remaining assets, but not for the purpose of continuing any business. In accordance with the Plan of Dissolution, after payment in full of all claims finally determined to be due, we will make distributions of any remaining assets (including assets acquired after the Record Date), if any, only to stockholders of record as of the Record Date. The timing and amounts of any such distributions will be determined by our Board of Directors in accordance with the Plan of Dissolution. We may also establish a liquidating trust for the purpose of pursuing the Microsoft Litigation, liquidating the remaining assets of Be, paying or providing for the payment of Be's remaining liabilities and obligations, and making distributions to Be's stockholders, if any. If a liquidating trust is established, stockholders will receive beneficial interests in the assets transferred to the liquidating trust in proportion to the number of Be's shares owned by such stockholders as of the Record Date.

Employees

     As of December 31, 2001, we had 5 employees, all in general and administrative. After April 1, 2002, we anticipate that only our President and General Counsel will remain with the Company in order to facilitate the wind up of the Company's activities.


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


Our stockholders may be liable to our creditors for an amount up to the amount received from the Company if our reserves for payments to creditors are inadequate.

     Although we filed a certificate of dissolution on March 15, 2002 with the State of Delaware, Be will continue to exist for three years following this date or for such longer period as the Delaware Court of Chancery shall direct for the purpose of prosecuting and defending lawsuits and enabling Be to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under Delaware law, in the event Be fails to create an adequate contingency reserve for payment of its expenses and liabilities during this period, each Be stockholder could be held liable for payment to Be's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from Be (and from any liquidating trust or trusts). As a result, a stockholder could be required to return all distributions previously made to such stockholder and would receive no amounts from Be under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Although Be intends to exercise caution in setting up its contingency reserve and making distributions to stockholders, there can be no assurance that the contingency reserve established by Be will be adequate to cover our expenses and liabilities.

Our stock transfer books were closed on March 15, 2002, the final record date, after which any trades will not be recorded by the Company.

     We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on March 15, 2002 (the "Record Date"), the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing our Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. Although our Common Stock continues to trade on the "over-the-counter" securities market, the proportionate interests of our stockholders have been fixed on the basis of their respective stock holdings at the close of business on the Record Date, and, after the Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the Record Date, the seller and purchaser of the stock will need to negotiate and rely on contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

Our stock was delisted from the Nasdaq National Market on March 15, 2002 and is significantly less liquid than before.

     We voluntarily requested that our stock be delisted from trading on the Nasdaq Stock Market on March 15, 2002 due to the fact that we had ceased our business operations. Following delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

We cannot guarantee how much cash, if any, will be available to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution.

     There is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up the Company's business. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Record Date, and after such date, any distributions made by the Company will be made solely to stockholders of record on the close of business on the Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion.

     Uncertainties as to the precise net value of our non-cash assets, the resolution of our outstanding claim against Microsoft Corporation and the ultimate amount of our debts and liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including costs associated with the sale of our remaining assets and the settlement of our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

The filing of the antitrust lawsuit against Microsoft or the engagement of legal counsel for that purpose does not guarantee that the outcome of the suit will be favorable for Be.

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. While Susman Godfrey was hired by Be to represent the company and to seek a recovery for the benefit of stockholders, Susman Godfrey does not directly represent the stockholders themselves, either individually or as a class. The filing of the antitrust lawsuit or the engagement of legal counsel for that purpose does not guarantee that the outcome of the suit will be in Be's favor or that stockholders can assume that any distribution of proceeds will occur as a result of a settlement of the lawsuit or a judgment against Microsoft. In addition, we have engaged Susman Godfrey on a contingency basis such that any amounts collected as a result of a settlement of the lawsuit or a judgment against Microsoft would be divided between the Company for the benefit of its stockholders and Susman Godfrey under the terms of the engagement letter entered into between the parties.

The proceeds from the sale of our remaining assets may be less than anticipated.

     Sales of any remaining assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control such as general market conditions. Because some of our remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

We may be unable to negotiate settlements with respect to our remaining liabilities.

     We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include, without limitation, tax obligations, claims by licensees, and contractual and trade payables with third parties including vendors and service providers. If we are unable to successfully negotiate termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders.

If Be fails to retain the services of its remaining executive officer and Board members, the plan of dissolution may not succeed.

     The success of the Plan of Dissolution depends in large part upon Be's ability to retain the services of its current President and Board of Directors. For this reason, Be approved incentive arrangements with its President and the three remaining members of its Board of Directors. Despite these arrangements, the retention of qualified personnel is particularly difficult under Be's current circumstances.

We may continue to incur the expense of complying with public company reporting requirements.

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We expect that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities & Exchange Commission may require.

The decline in the value of our stock and our resulting cessation of business operations and dissolution could give rise to securities class action claims against us, which could deplete any proceeds that may be distributed to stockholders.

     Securities class action claims have been brought against companies in the past where the market price of the company's securities has fallen due to an inability of the company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

ITEM 2. PROPERTIES

      The lease on our principal executive offices located in approximately 23,963 square feet of space in Menlo Park, California, expired on February 28, 2002. We now lease an office of approximately 400 square feet in Mountain View, California.

ITEM 3. LEGAL PROCEEDINGS

     Stockholder lawsuit

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not named as a party in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. A settlement conference is scheduled for April 2002 and a trial, if required, is scheduled for June. Financial Square Partners is seeking damages in the amount of approximately $2.4 million. Prior to this filing, the Company had been participating in communications with the parties involved in an effort to resolve the matter prior to a lawsuit being filed.

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

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems.

     Be is seeking recovery of an unspecified amount of damages for the benefit of the company and its stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At  a  Special  Meeting  of   Stockholders   held  on  November  12,  2001,
stockholders voted on the following:

     Proposal I - To approve the sale by Be of substantially all of Be's intellectual property and other technology assets, including those related to the BeOS and BeIA operating systems, to an indirect wholly owned subsidiary of Palm, Inc. pursuant to the terms of an asset purchase agreement dated August 16, 2001, as amended and restated as of September 10, 2001.

     The results were as follows:

                        For           Against         Abstain      Non-Vote
                        ---           -------         -------      --------
                    19,969,516        920,976         26,542      15,875,529

     Proposal II - To approve the dissolution of the Company and adopt the Plan of Dissolution of Be.

     The results were as follows:

                         For         Against         Abstain      Non-Vote
                         ---         -------         -------      --------
                     19,910,095      960,360         46,309      15,875,529

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

     Our common stock was traded on the Nasdaq National Market ("NNM") under the symbol "BEOS" from July 19, 1999 to March 15, 2002. On March 15, 2002, we voluntarily delisted from the NNM and our shares stopped trading on the NNM effective March 18, 2002. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the NNM. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

  Quarter Ended                                                    High     Low
  -------------                                                   ----     ----
 September 30, 1999.............................................  $10.93   $5.87
 December 31, 1999..............................................  $39.56   $3.28

 March 31, 2000.................................................  $24.44  $12.13
 June 30, 2000..................................................  $17.00   $4.00
 September 30, 2000.............................................  $6.44    $3.75
 December 31, 2000..............................................  $6.44    $0.53

 March 31, 2001.................................................  $2.88    $0.78
 June 30, 2001..................................................  $1.59    $0.44
 September 30, 2001.............................................  $0.66    $0.11
 December 31, 2001..............................................  $0.22    $0.08

 From January 1, 2002 to March 15, 2002 ........................  $0.15    $0.09


     On March 15, 2002, the closing price of our common stock as listed on the NNM was $ 0.14 per share. Since March 18, 2002, our common stock has traded on "over-the-counter" securities markets such as the "Pink Sheets" market.

Stockholders

     As of March 15, 2002, we had approximately 335 record holders of our common stock.

Dividend Policy

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; however, in the event liquidation proceeds are distributed to stockholders, such proceeds may be distributed in the form of a cash dividend pursuant to the Plan of Dissolution approved by stockholders on November 12, 2001.

Recent Sales of Unregistered Securities

     None

ITEM 6. SELECTED FINANCIAL DATA

     In order to further curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the filing of audited financial statements with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result, we have not filed financial statements with this Form 10-K filing. We are concurrently filing a Form 12b-25 requesting deferral from filing financial statements while we await a response from the SEC. If the SEC denies the Company's no-action request, we intend to file audited financial statements for the fiscal year 2001 by filing an Amended Annual Report on Form 10-K/A as soon as practical in accordance with SEC regulations and guidelines and pursuant to any instruction from the SEC in it's response to the Company's no-action request. If such relief is granted, we will file unaudited financial statements via an Amended Annual Report on Form 10-K/A no later than April 16, 2002. Selected financial data will be provided under Item 6 of any such amended filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In order to further curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the filing of audited financial statements with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result, we have not filed financial statements with this Form 10-K filing. We are concurrently filing a Form 12b-25 requesting deferral from filing financial statements while we await a response from the SEC. If the SEC denies the Company's no-action request, we intend to file audited financial statements for the fiscal year 2001 by filing an Amended Annual Report on Form 10-K/A as soon as practical in accordance with SEC regulations and guidelines and pursuant to any instruction from the SEC in it's response to the Company's no-action request. If such relief is granted, we will file unaudited financial statements via an Amended Annual Report on Form 10-K/A no later than April 16, 2002. Management's discussion and analysis of financial condition and results of operations will be provided under Item 7 of any such amended filing.


Item 7A. Quantitative and qualitative disclosures about market risk

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2001. However, we are exposed to interest rates risks. We believe that the fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our money market accounts. However, a sharp decline in interest rates could seriously harm interest earnings of our money market accounts.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In order to further curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the filing of audited financial statements with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result, we have not filed financial statements with this Form 10-K filing. We are concurrently filing a Form 12b-25 requesting deferral from filing financial statements while we await a response from the SEC. If the SEC denies the Company's no-action request, we intend to file audited financial statements for the fiscal year 2001 by filing an Amended Annual Report on Form 10-K/A as soon as practical in accordance with SEC regulations and guidelines and pursuant to any instruction from the SEC in it's response to the Company's no-action request. If such relief is granted, we will file unaudited financial statements via an Amended Annual Report on Form
10-K/A no later than April 16, 2002. Consolidated financial statements and supplementary data will be provided under Item 8 of any such amended filing.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the executive officer and directors of the Company as of March 15, 2002:


 Name                                        Age   Position
------------------------------------------   ---   ----------------------------
 Daniel S. Johnston.......................    38   President and General Counsel
 P.C. Berndt..............................    38   Director
 Andrei M. Manoliu........................    50   Director
 Barry M. Weinman.........................    63   Director

     Dan Johnston served as Be's Vice-President and General Counsel from March 1999 to December 2001 and has served as President and General Counsel since January 1, 2002. Prior to joining Be, Mr. Johnston served as Be's outside counsel with Cooley Godward LLP, primarily responsible for legal representation of Be regarding its commercial transactions and technology partner relationships. Mr. Johnston was an associate in Cooley Godward's Information Technology Licensing group from 1994 to 1999. From 1991 to 1994, Mr. Johnston earned his Juris Doctorate degree from Santa Clara University School of Law. From 1986 to 1991, he was employed by Lockheed Missiles and Space Company as a software programmer, designing application software systems, and then a computer systems manager in charge of the inventory control systems for the U.S. Navy's fleet ballistic missile program. Mr. Johnston also has a Bachelor of Science degree in Computer Information Systems from Humboldt State University.

     P.C. Berndt served as Chief Financial Officer of Be from August of 2000 until December 2001 and was elected to the Board of Directors on December 10, 2001. Prior to joining Be, Mr. Berndt was at Coca-Cola where he was director of revenue management of the Greater Europe Group. Prior to his five-year tenure with Coca-Cola, Mr. Berndt held positions with Deloitte & Touche Management Consulting as a manager in the finance, operations and strategy group and with Arthur Andersen & Co. as a member of the senior financial valuation staff. Mr. Berndt has advised numerous high-profile clients, including Anheuser-Busch, BellSouth, Inc., First Republic Bank, W H Smith, Aeromexico Airlines and several professional sport franchises. Mr. Berndt has an M.B.A. from the University of Michigan at Ann Arbor, a B.S. in Accounting and a B.S. in Finance from the University of Illinois at Champaign-Urbana.

     Andrei M. Manoliu has served as a director of the Company since February 2000. Since April 2000, Dr. Manoliu has been an independent business and financial consultant to emerging growth companies. From 1982 to March 2000, Dr. Manoliu was associated with Cooley Godward LLP, the Company's outside legal counsel, most recently as a senior partner. Dr. Manoliu studied Physics at the University of Bucharest, Romania, obtained a Ph.D. in Solid State Physics from the University of California, Berkeley and a J.D. from Stanford Law School.

     Barry M. Weinman has served as one of our directors since February 1998. Since 1993, Mr. Weinman has served as a General Partner AVI Management Partners and is also Managing Director of Allegis Capital (the Media technology Ventures family of Funds) a spinout from AVI. Mr. Weinman also serves on the Board of LiveWorld, Inc. (formerlyTalkCity, Inc.). Mr. Weinman holds a B.S. from the Clarkson University, and an M.A. from the London School of Economics/University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Directors

     Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee of the Board of Directors. The members, however, are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Only those directors who are not also employees of the Company or an affiliate, as defined in the Internal Revenue Code (the "Code"), are eligible to receive options under the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Stock options granted under the Directors' Plan cannot qualify as incentive stock options under the Code.

     Option grants under the Directors' Plan are non-discretionary. On the date of approval of the Directors' Plan by the Board, each non-employee director then serving as a director was automatically granted a stock option to purchase
150,000 shares of Common Stock. Under the terms of the Directors' Plan, non-employee directors subsequently elected to the Board are automatically granted a stock option to purchase 100,000 shares of Common Stock upon election or appointment as a non-employee director. On the date that any stock option granted under the Directors' Plan becomes fully vested, the optionholder, if still a non-employee director, will automatically be granted an additional stock option to purchase 100,000 shares of Common Stock. The exercise price of a stock option granted under the Directors' Plan is 100% of the fair market value of a share of the Common Stock subject to the stock option on the date of grant. Stock options granted under the Directors' Plan have a term of ten years and vest over a four year period with 25% of the shares vesting at the end of the first year of service and thereafter at a rate of 1/48th of the shares monthly in accordance with their terms. In certain circumstances, in the event of a Change of Control of the Company (as defined in the Directors' Plan), the vesting of options held by non-employee directors who continue to provide services to the Company (whether as an employee, director or consultant), may accelerate in full with such options terminating if not exercised at or prior to the consummation of the transaction. The Asset Sale to Palm completed on November 13, 2001 did not trigger the acceleration of any options granted to non-employee directors under the Directors' Plan.

     During the last fiscal year, no options were granted to directors. On December 10, 2001, Garrett P. Gruener, Jean-Louis Gassee, Stewart Alsop, William
F. Zuendt, and Steve M. Sakoman resigned from the Board of Directors of the Company in accordance with the cessation and winding up of the Company's business operations. P.C. Berndt, former Chief Financial Officer of the Company, was appointed to the Board of Directors on December 10, 2001 but was not awarded any stock options typically granted to directors upon election to the Board under the Directors Plan as a result of the cessation of the Company's business operations. As of March 15, 2002, no options had been exercised by current or former directors who held options under the Directors' Plan. Reference is made to certain compensation arrangements established for remaining members of the Board of Directors in "Employment, Severance and Change of Control Agreements."

Summary of Compensation

     The following table shows for the fiscal years ended December 31, 2001, 2000 and 1999, compensation awarded or paid to, or earned by: (i) the Company's Chief Executive Officer; and (ii) its other highest compensated executive officers whose annual salary and bonus were in excess of $100,000 at December 31, 2001 (the "Named Executive Officers"):


                                                                                      Long-Term Compensation
                                                                             -----------------------------------------
                                        Annual Compensation                         Awards                     Payouts
                                    ---------------------------------------- -----------------------------------------
                                                                Other       Stock    Securities
                                                               Annual       Bonus    Underlying
    Name and Principal ..                                   Compensation    Awards     Options/                 LTIP
         Position .......                Year      Salary       Bonus         (5)        (6)          SARs     Payouts
                            ----    ---------   ---------   ---------    ---------    ---------    ---------   --------
Daniel S. Johnston ......   2001    $ 196,000   $  35,000   $ 212,000       40,000         --           --         --
President and General ...   2000    $ 171,000        --          --           --        115,000         --         --
Counsel .................     (1)        1999   $ 112,500        --           --           --        175,000       --
                            ----    ---------   ---------   ---------    ---------    ---------    ---------   --------
Jean Louis F. Gassee (2)    2001    $ 300,000        --     $ 311,000       60,000         --           --         --
Former Chief Executive ..   2000    $ 300,000        --          --           --         60,000         --         --
Officer and former ......   1999    $ 275,000        --          --           --        500,000         --         --
Director
                            ----    ---------   ---------   ---------    ---------    ---------    ---------   --------
Steve M. Sakoman (3) ....   2001    $ 237,000   $  40,000   $ 287,000       55,000         --           --         --
Former Chief Operating ..   2000    $ 270,000        --          --           --        340,000         --         --
Officer and former ......   1999    $ 213,000        --          --           --        250,000         --         --
Director
                            ----    ---------   ---------   ---------    ---------    ---------    ---------   --------
P.C. Berndt (4) .........   2001    $ 248,000   $  35,000   $ 281,000       54,000         --           --         --
Director and Former Chief   2000    $ 108,000        --          --           --        290,000         --         --
Financial Officer .......   1999         --          --          --           --           --           --         --
                            ----    ---------   ---------   ---------    ---------    ---------    ---------   --------

(1) Mr. Johnston served as Vice-President and General Counsel of the Company from March 30, 1999 to December 31, 2001. Mr. Johnston became an executive officer of the Company on January 1, 2002 when he was appointed President and General Counsel by the Board and currently receives an annualized salary of $200,000 per year.

(2) Mr. Gassee was an executive officer and served as Chief Executive Officer of the Company until December 31, 2001. Mr. Gassee resigned from the Board on December 10, 2001.

(3) Mr. Sakoman was an executive officer and served as Chief Operating Officer of the Company until November 13, 2001. Mr. Sakoman resigned from the Board on December 10, 2001.

(4) Mr. Berndt became an executive officer of the Company on August 29, 2000. His annualized base salary in 2000 was $270,000. Mr. Berndt served as Chief Financial Officer and was an executive officer until he stepped down as Chief Financial Officer on November 30, 2001. Mr. Berndt was appointed to the Board on December 10, 2001.

(5) Amounts shown in this column reflect severance amounts paid under Change of Control Agreements entered into by each Named Executive Officer and the Company and triggered by the Asset Sale to Palm on November 13, 2001. See "Employment, Severance and Change of Control Agreements."

(6) Reflect stock grants awarded upon completion of the Asset Sale to Palm in connection with stock bonus award rights granted to the Named Executive Officers in April 2001.

Stock Option Grants and Exercises

     The Company grants options to its Named Executive Officers under its 1999 Equity Incentive Plan (the "Incentive Plan"). As of March 15, 2002, options to purchase a total of 649,177 shares were outstanding under the Incentive Plan and options to purchase 6,084,966 shares remained available for grant thereunder. If these outstanding options are exercised, any shares of the Company's Common Stock resulting from exercise of such options will not entitle the holder to participate in any distribution of Be's assets, for which a Record Date of March 15, 2002 was set.

     There were no grants of stock options or stock appreciation rights made to any Named Executive during the fiscal year ended December 31, 2001.

     The following table shows for the fiscal year ended December 31, 2001, certain information regarding the exercisability of options held at year-end by the Named Executive Officer:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


                                                      Number of Securities Underlying        Value of Unexercised
                                                      Unexercised Options at December      In-the-Money Options at
                                                                  31, 2001                  December 31, 2001 (2)
                                                      -------------------------------    ---------------------------
                               Shares
                            Acquired on     Value
Name                          Exercise     Realized   Exercisable (1)   Unexercisable    Exercisable    Unexercisable
-------------------------     --------     --------    -------------     ----------      ----------     ------------
Daniel S. Johnston              --           --              275,000         --             --              --
Jean Louis F. Gassee......      --           --              358,750         --             --              --
Steve M. Sakoman..........      --           --              606,454         --             --              --
P.C. Berndt...............      --           --              290,000         --             --              --


(1) The Asset Sale to Palm on November 13, 2001 triggered a Change of Control as defined in the Change of Control Agreements entered into between each Named Executive Officer and the Company, and as a result all outstanding options were accelerated in full so as to be fully exercisable as of November 13, 2001.

(2) All unexercised options held by the Named Executives were exercisable options but were out-of-the money at December 31, 2001.


Employment, Severance and Change of Control Agreements

     We had previously entered into Change of Control Agreements with certain officers and other employees. These agreements, provided that, among other things, if the employee was terminated without cause or if at any time during the period commencing six months prior to the date of a Change of Control (as defined in the agreement) and ending eighteen months following the Change of Control, employee resigned for good reason (which includes any material reduction in the package of benefits and incentives provided to the employee or the elimination of employee's duties or responsibilities), then all of the outstanding unvested options issued to the employee would be accelerated in full and immediately exercisable and the employee would be entitled to a severance payment equal to twelve months of the employee's base salary immediately prior to the termination. The agreement also provided for a release by the employee of any claim against us including any claim arising under the employee's employment or termination of employment with us.

         The Asset Sale to Palm completed on November 13, 2001 was deemed by the Board of Directors to be a Change Control as defined in the Change of Control Agreements entered into between each Named Executive Officer and the Company. Following the approval by the Company's stockholders of the Plan of Dissolution on November 12, 2001, it was deemed that these officers' and employees' employment with the Company had been constructively terminated and that the severance provisions in the Change of Control Agreements had been triggered.

     At a meeting of the Board of Directors of the Company on December 10, 2001, the Board determined that a smaller board of directors and executive management team was appropriate for governing the winding up of the Company's business operations. At this meeting, the previously authorized number of directors that constitutes the whole Board of Directors was reduced from seven (7) members (the "Former Board") to three (3) members (the "New Board"). In accordance with this resolution, the Former Board accepted the resignations of directors Jean-Louis Gassee, Steve M. Sakoman, Garrett P. Gruener, William F. Zuendt and Stewart Alsop (the "Former Board Members") and appointed P.C. Berndt, former Chief
Financial Officer of the Company, to the third Board position. Prior to the resignations of the Former Board Members, the Former Board approved a compensation arrangement for the New Board and any remaining executive officer of the Company in order to provide an incentive for such persons to remain with the Company and oversee the successful completion of the Plan of Dissolution. The Former Board structured such compensation arrangement such that it would promote the maximization of stockholder value, would not dilute any possible stockholder return resulting from the Asset Sale to Palm and was payable only in the event of an award or settlement in connection with the Microsoft Litigation. Accordingly, the Former Board determined that the new President of the Company would receive (in addition to an annual salary of $200,000 per year as determined by the New Board) two percent (2%) of the portion of any total award or settlement available for distribution to stockholders after payment of legal fees and expenses related to the Microsoft Litigation in the event of the payment of such award or settlement. In addition, the Former Board approved a compensation arrangement for the New Board whereby each member of the New Board would receive one percent (1%) of the portion of the total award or settlement upon the payment of any award or settlement in connection with the Microsoft Litigation available for distribution to stockholders after payment of legal fees and related expenses. In setting the compensation for the new President of the Company and the New Board members, the Former Board determined that the arrangements were fair, just and equitable compensation for the duties required. Barry M. Weinman and Andrei M. Manoliu, the two members of the Former Board who continue to serve on the New Board of the Company, abstained from voting on these compensation arrangements in order to avoid any conflict of interest issues. On December 31, 2001, Dan Johnston, former Vice President and General Counsel of the Company, was elected President of the Company by the New Board effective January 1, 2002 and is currently the only remaining executive officer of the Company.

Report of the Compensation Committee of the Board of Directors - on Executive Compensation (1)

     From January 1, 2001 through December 10, 2001, the Compensation Committee of the Board of Directors (the "Committee") was composed of three non-employee directors: Mr. Gruener, Mr. Alsop and Mr. Weinman. On December 10, 2001, Mssrs. Gruener and Alsop resigned from the Board of Directors and the Committee and the Board disbanded the Committee as a result of the cessation of the Company's business operations. Prior to disbanding, the Committee did make decisions regarding compensation for officers and employees of the Company during the 2001 fiscal year and was responsible for determining salaries, incentive compensation, and awarding stock options to our employees and officers and for establishing policies governing our stock programs. The Committee met via phone conference or through unanimous written consent two (2) times during the fiscal year ended December 31, 2001. Going forward, the determination of executive compensation, stock options grants and compensation policies will be determined, as needed, by the Board of Directors.

Compensation Policy

     The goals of the compensation program were to align compensation with business objectives and performance and to enable the Company to attract, retain and award the highest quality executive officers and key employees. The key elements of this policy were:

o The Company paid competitively with leading software and other technology companies with which the Company competed for talent;

o The Company provided significant equity-based incentives for executives and employees to ensure that they were motivated over the long-term to respond to the Company's business challenges and opportunities as owners and not just as employees; and

o The Company rewarded executives and key employees who contributed to the Company's progress and long-term success.

Base Salary and Long-Term Incentives for Executives

     Salaries for executive officers in 2001 were established by the Committee and approved by the Board based on a determination of several factors, including, individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices. In general, the salaries and stock options awarded to executive officers have not been determined by the Company's achievement of specific corporate performance criteria but rather a subjective evaluation of the officer's performance and contribution to the Company's long-term success. The Board approved an increase in executive officers' base salaries in 2001 in the average of approximately 3% in order to bring salaries in line with executives of other public software and technology companies and to reflect each of the officers' contributions to the Company's progress. The bonuses awarded to executives in 2001 were used as an incentive for officers to remain with the Company until the successful completion of the Asset Sale to Palm.

     In awarding stock options, the Committee and the Board of Directors considered individual performance, overall contribution to the Company, retention, whether the options were vested or unvested and the total number of stock options to be awarded. No stock options were awarded in 2001 to executive officers.

     In April 2001, stock bonus award rights were granted to all of the Company's executive officers and employees as an incentive for them to remain with the Company until a merger or sale of the Company could be successfully completed. The number of stock bonus award rights granted to each employee was determined by multiplying the employee's annual salary by 20% and dividing it by $1, the then current market price of the Company's stock. Upon completion of the Asset Sale to Palm on November 13, 2001, the stock bonus award rights were converted into unrestricted shares of the Company's common stock for all employees employed by the Company at that date.

     (1) The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Chief Executive Officer Compensation

     The Committee used the same procedures described above in setting the annual salary and stock option awards for Jean-Louis Gassee, the Company's former Chief Executive Officer. Mr. Gassee's base annual salary for 2001 was identical to his salary in the fiscal year 2000. In setting this amount, the Board took into account (i) Mr. Gassee's significant and broad-based experience in the software and computer industry and general acknowledgment as a leading executive in the software industry; (ii) the scope of Mr. Gassee's responsibilities, and (iii) the Board's confidence in Mr. Gassee to lead the overall management, development and marketing efforts of the Company.

     Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its named executive officers shall be designed to qualify as "performance-based compensation."

                                    The Board of Directors of Be Incorporated:

                                                      P.C. Berndt
                                                      Andrei M. Manoliu
                                                      Barry M. Weinman



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Company's Compensation Committee of the Board of Directors has been, at any time since our formation, an officer or employee of the Company. Prior to the formation of the Compensation Committee, all decisions regarding compensation for directors, officers, employees and consultants and administration of stock and incentive plans were made solely by the Board of Directors. No transaction or series of similar transactions, since the beginning of the fiscal year ended December 31, 2001, has taken place or is currently proposed to take place between the Company and any member of the Company's Compensation Committee. On December 10, 2001, the Board of Directors disbanded the Compensation Committee as a result of the cessation of the Company's business operations.

                       PERFORMANCE MEASUREMENT COMPARISON

     The following graph shows the total stockholder return as of December 31, 2001 of an investment of $100 in cash invested in (i) the Company's Common Stock (as invested on July 20, 1999); (ii) the Nasdaq Stock Market Index (as invested on July 20, 1999) and (iii) the S&P Computers (Software & Services) Index (as invested on July 20, 1999). All values assume reinvestment of the full amount of all dividends and are calculated as of December 31st of each year:


                 COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN
           AMONG BE INCORPORATED, THE NASDAQ STOCK MARKET (U.S.) INDEX
                          AND THE NASADQ COMPUTER INDEX


                                                                        Cumulative Total Return
                                         -----------------------------------------------------------------------------------
                                         7/20/99    7/99      8/99      9/99    10/99   11/99     12/99    1/00        2/00
---------------------------------------- -----------------------------------------------------------------------------------
BE INCORPORATED                           100.00   113.54    104.17   117.71    95.83   239.58    380.22   214.58    245.83
---------------------------------------- -----------------------------------------------------------------------------------
NASDAQ STOCK MARKET (U.S.)                100.00    98.20    102.35   102.49    110.70   124.17    151.49   145.88    173.61
---------------------------------------- -----------------------------------------------------------------------------------
NASDAQ COMPUTER INDEX                     100.00    96.63    105.80   106.45    114.23   129.83    164.61   156.62    188.79
---------------------------------------- -----------------------------------------------------------------------------------


                                                                        Cumulative Total Return
                                         ----------------------------------------------------------------------------------------
                                          3/00      4/00     5/00      6/00      7/00    8/00     9/00    10/00    11/00    12/00
---------------------------------------- ----------------------------------------------------------------------------------------
BE INCORPORATED                          251.05    132.30    70.83    83.33     69.27    77.60    67.72   51.05    29.17   12.50
---------------------------------------- ----------------------------------------------------------------------------------------
NASDAQ STOCK MARKET (U.S.)               170.03    143.02   125.77   147.84   139.83   156.36   136.05   124.82    96.23    91.16
---------------------------------------- ----------------------------------------------------------------------------------------
NASDAQ COMPUTER INDEX                    191.22    159.55   139.86   165.93   158.84   179.09   150.32   140.64  104.73     91.67
---------------------------------------- ----------------------------------------------------------------------------------------

                                                                        Cumulative Total Return
                                         -----------------------------------------------------------------------------------------
                                          1/01    2/01   3/01    4/01   5/01    6/01    7/01    8/01   9/01   10/01   11/01  12/01
---------------------------------------- -----------------------------------------------------------------------------------------
BE INCORPORATED                          33.33   25.00  19.27   12.50   9.17    7.50    8.00    2.50   2.83   1.42    1.50    2.33
---------------------------------------- -----------------------------------------------------------------------------------------
NASDAQ STOCK MARKET (U.S.)               102.74  79.73  68.19   78.41  78.19   80.05   75.11   66.90  55.53  62.63   71.53   72.27
---------------------------------------- -----------------------------------------------------------------------------------------
NASDAQ COMPUTER INDEX                    104.48  76.11  62.86   75.12  73.40   76.76   71.41   60.13  47.81  58.16   69.21   69.41
---------------------------------------- -----------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 2002 by:


o each stockholder who is known by us to own beneficially more than 5% percent of the Common Stock of the Company;

o    each of our directors;

o each of our Named Executive Officers (as listed in the Summary Compensation Table); and

o    all of our directors and executive officers as a group.


     Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company's Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 38,450,527 shares of Common Stock outstanding as of March 15, 2002, together with options for that stockholder that are currently exercisable or exercisable within 60 days of March 15, 2002. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of March 15, 2002 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Any outstanding option exercised after the March 15, 2002 Record Date would not entitle the holder of any resulting shares of Common Stock to be eligible for participation in any liquidation distribution to stockholders.


                                            Shares
                                           Issuable
                                          pursuant to  Shares Beneficially Owned
                                            Options     (Including the Number of
                                          Exercisable        Shares Shown in
                                           within 60        the First Column)
                                            days of
                                           March 15,
Name of Beneficial Owner                    2002 (3)     Number       Percent
-------------------------------------      ----------   ----------   ---------
Jean-Louis Gassee...............                 -        4,024,240      10.47
Daniel S. Johnston.................           275,000       335,000        *
Barry M. Weinman (1) ..............           118,750       866,396       2.25
Andrei M. Manoliu (2) .............            56,250        62,615        *
P.C. Berndt .......................           290,000       344,000        *
All officers and directors as a group
     (4 persons)...................           740,000     1,608,011        4.10

* Represents beneficial ownership of less than one percent of the common stock

(1) Consists of 745,646 shares held by AVl Capital, L.P. and 2,000 shares held by Virginia Weinman, the wife of Mr. Weinman. AVl Capital Management, L.P. is the general partner of AVl Capital, L.P. Mr. Weinman is a general partner of AVl Capital Management. Mr. Weinman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2) Shares are held by the Manoliu-Neimat Living Trust, of which Mr. Manoliu is a trustee. Dr. Manoliu was formerly a partner in the law firm of Cooley Godward LLP, the Company's outside legal counsel.

(3) If these options are exercised, the resulting shares will not be eligible to participate in the final distribution of Be's assets, for which a record date of March 15, 2002 was set.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had previously entered into Change of Control Agreements with certain officers and key employees of the Company. These agreements were entered into prior to the Company's initial public offering in July 1999 or at the time the officer or employee commenced employment with the Company if such officer or employee was not employed by the Company at the time of its initial public offering. Each Named Executive Officer of the Company (as defined in Item 11 of this Annual Report on Form 10-K) was a party to such a Change of Control Agreement. The Asset Sale to Palm completed on November 13, 2001 was deemed by the Board of Directors to be a Change Control as defined in the Change of Control Agreements and following the approval by the Company's stockholders of the Plan of Dissolution on November 12, 2001, it was deemed that these Named Executive Officers' employment with the Company had been constructively terminated and that the severance provisions in the Change of Control Agreements had been triggered. As a result, each Named Executive Officer of the Company received cash severance in the amounts reflected in the Summary of Compensation table under Item 11 of this Annual Report on Form 10-K.

     We have entered into indemnification agreements with certain current or former directors and executive officers for the indemnification of and advancement of expenses to these persons to the full extent permitted under Delaware law and the Company's bylaws.

     We believe that each of the foregoing transactions were in the best interest of the Company. As a matter of policy the transactions were, and all future transactions between the Company and its officers, directors or principal stockholders will be, approved by a majority of the independent and disinterested members of the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     In order to further curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the filing of audited financial statements with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result, we have not filed financial statements with this Form 10-K filing. We are concurrently filing a Form 12b-25 requesting deferral from filing financial statements while we await a response from the SEC. If the SEC denies the Company's no-action request, we intend to file audited financial statements for the fiscal year 2001 by filing an Amended Annual Report on Form 10-K/A as soon as practical in accordance with SEC regulations and guidelines and pursuant to any instruction from the SEC in it's response to the Company's no-action request. If such relief is granted, we will file unaudited financial statements via an Amended Annual Report on Form 10-K/A no later than April 16, 2002.

(a)      Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------- ------------------------

2.1*** Asset Purchase Agreement by and among Palm Inc., ECA Subsidiary Acquisition Corporation and the Company, dated August 16, 2001, as amended and restated on September 10, 2001
2.2*** Plan of Dissolution of the Company as approved by the stockholders of the Company on November 12, 2001
3.1*       Amended and Restated Certificate of Incorporation
3.2*       Bylaws
4.1*       Form of Common Stock Certificate
4.2* Form of Warrant to purchase an aggregate of up to 1,046,102 shares of common stock issued in connection with the Series 1 convertible preferred stock financing
4.3* Warrant to purchase up to 1,538,462 shares of common stock, dated December 23, 1998, issued by Be Incorporated to Intel Corporation
4.4*       Amended and Restated  Investors' Rights Agreement,  dated February 4,
           1998
9.1*** Form of Stockholder Support Agreement by and among Palm Inc., ECA Subsidiary Acquisition Corporation and the Company, dated August 16, 2001, as amended and restated on September 10, 2001
10.1* Form of Indemnity Agreement entered into between the Company and its directors and officers

10.2.1*    1992 Stock Option Plan
10.2.2*    Form of 1992 Stock Option Agreement
10.3.1*    1999 Equity Incentive Plan
10.3.2*    Form of 1999 Equity Incentive Plan Stock Option Agreement
10.3.3*    Form of 1999 Stock Option Grant Notice
10.4.1*    Employee Stock Purchase Plan
10.4.2*    Form of Employee Stock Purchase Plan Offering
10.5.1*    Non-Employee Directors' Stock Option Plan
10.5.2*    Form of Nonstatutory Stock Option
10.6.1* Office Lease dated June 24, 1994, by and between Menlo Station Development and the Company
10.6.2* Amendment to Office Lease, dated April 10, 1997, by and between Menlo Station Development and the Company
10.7* Employment Agreement, dated June 22, 1998, by and between the Company and Wesley S. Saia
10.8* Employment Agreement, dated March 12, 1999, by and between the Company and Roy Graham
10.9* Employment Agreement, dated October 9, 1998, by and between the Company and Jean R. Calmon
10.10* Stock Purchase Agreement, dated as May 1, 1998, by and among StarCode Software, Inc., the Stockholders of StarCode Software, Inc., and Be Incorporated
10.11*+ Software Distribution Agreement, dated November 5, 1998, by and between the Company and Plat'Home Co. Ltd.
10.12**    Form of Change in Control Agreement
10.13*** Funding Agreement, dated August 16, 2001, by and between Palm Inc. and the Company
10.14*** Form of Non-Competition Agreement, effective November 13, 2001, by and between Palm, Inc. and certain stockholders or optionholders of the Company
21.1*      List of Subsidiaries
24.1       Power of Attorney (see signature page)


*          Incorporated   by  reference  from  the   Registrant's   Registration
           Statement on Form S-1, as amended (File No. 333-77855)

** Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed with the SEC on March 30, 2000

*** Incorporated by reference from the Registrant's Definitive Proxy Statement, filed with the SEC on October 9, 2001

+ Confidential Treatment has been granted with respect to certain portions of this agreement

(b) Reports on Form 8-K

     Current Report on Form 8-K, filed November 28, 2001, announcing that Be completed Palm's acquisition of substantially all of the intellectual property and other technology assets of Be pursuant to the terms of an Amended and Restated Asset Purchase Agreement, dated September 10, 2001, entered into between Be, Palm and ECA Subsidiary Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Palm.

     Current Report on Form 8-K, filed March 6, 2002, announcing that (i) on February 19, 2002 Be had filed suit against Microsoft Corporation for the destruction of Be's business resulting from the anticompetitive business practices of Microsoft and (ii) on March 4, 2002, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on March 15, 2002 in accordance with the Plan of Dissolution approved by stockholders on November 12, 2001.

     Current Report on Form 8-K, filed March 28, 2002, announcing that on March 15, 2002, Be had filed a certificate of dissolution with the Delaware Secretary of State and voluntarily delisted from the Nasdaq National Market.



(c) (d)  Exhibits and Financial Statement Schedules

     In order to further curtail expenses in connection with our wind-up and dissolution, we have sought relief from the Securities & Exchange Commission from the filing of audited financial statements with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result, we have not filed financial statements with this Form 10-K filing. We are concurrently filing a Form 12b-25 requesting deferral from filing financial statements while we await a response from the SEC. If the SEC denies the Company's no-action request, we intend to file audited financial statements for the fiscal year 2001 by filing an Amended Annual Report on Form 10-K/A as soon as practical in accordance with SEC regulations and guidelines and pursuant to any instruction from the SEC in it's response to the Company's no-action request. If such relief is granted, we will file unaudited financial statements via an Amended Annual Report on Form 10-K/A no later than April 16, 2002. Accordingly, either audited or unaudited financial statements for the fiscal year ended December 31, 2001 will be provided under Item 14 of such amended filing.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on April 1, 2002.


                                 BE INCORPORATED

                                 By:      /S/ DANIEL S. JOHNSTON
                                 -----------------------------------------
                                 Name:       Daniel S. Johnston
                                 Title:      President and General Counsel

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and Daniel S. Johnston, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign all amendments to this Form 10-K and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


  Signature                                Title(s)                    Date

 /s/      DANIEL S. JOHNSTON       President and General Counsel   April 1, 2002
 ---------------------------
          Daniel S. Johnston

 /s/       P.C. BERNDT             Director                        April 1, 2002
 ----------------------------
          P.C. Berndt

 /s/       ANDREI M. MANOLIU       Director                        April 1, 2002
 ----------------------------
          Andrei M. Manoliu

 /s/      BARRY M. WEINMAN         Director                        April 1, 2002
 ----------------------------
          Barry M. Weinman