Form 10-K/A
period 2001-12-31
BE INC
filed 2002-05-07
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

        655 West Evelyn Street, Suite 6, Mountain View, California 94041
          (Address of principal executive offices, including zip code)

                                 (650) 965-4842
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of April 15, 2002, was approximately $4,027,000.

The number of shares of Common Stock outstanding as of April 15, 2002 was 38,450,527.

                                 BE INCORPORATED

                        FORM 10-K/A AMENDED ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                Table of Contents


PART II

Item 6.   Selected Financial Data............................................  3

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations........................................    5

Item 8.   Consolidated Financial Statements and Supplementary Data.........   10

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...   11

Signatures.................................................................   13

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA

     The tables that follow present portions of our unaudited consolidated financial statements and are not complete. You should read the following selected financial information in conjunction with our Unaudited Consolidated Financial Statements and related Notes and with "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Amended Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                  Year Ended December 31,
                                                                 -----------------------
                                                   1997       1998         1999        2000        2001
                                                  ----         ----        ----        ----       ----
                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues ...............................   $     86    $  1,199    $  2,656    $    480    $  2,713
Cost of revenues (1) .......................         84       2,161       1,436       1,097       2,831
                                               --------    --------    --------    --------    --------
Gross profit (loss) ........................          2        (962)      1,220        (617)       (118)
Operating expenses (2):
     Research and development ..............      5,170       8,133      10,429       9,139       6,269
     Sales and marketing ...................      4,452       5,617      10,966       7,812       1,681
     General and administrative ............      1,393       2,729       5,120       4,740       2,777
     Restructuring expense .................       --          --           --          --          450
                                               --------    --------    --------    --------    --------
          Total operating expenses .........     11,015      16,479      26,515      21,691      11,177
                                               --------    --------    --------    --------    --------
Loss from operations .......................    (11,013)    (17,441)    (25,295)    (22,308)    (11,295)
Other income, net (3) ......................        580         580         789       1,156       4,953
                                               --------    --------    --------    --------    --------
Net loss ...................................   $(10,433)   $(16,861)   $(24,506)   $(21,152)   $ (6,342)
                                               ========    ========    ========    ========    ========
Net loss attributable to common stockholders   $(10,448)   $(18,423)   $(24,798)   $(21,152)   $ (6,342)
                                               ========    ========    ========    ========    ========

Net loss per common share--basic and
   Diluted (4) .............................   $  (4.87)   $  (5.80)   $  (1.41)   $  (0.60)   $  (0.17)
                                               ========    ========    ========    ========    ========
Shares used in per common share
   Calculation--basic and diluted (4) ......      2,145       3,178      17,589      35,533      36,762
                                               --------    --------    --------    --------    --------


                                                                      As of December 31,
                                                                      ------------------
                                                      1997        1998         1999       2000       2001
                                                      ----        ----         ----       ----      ----
                                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments   $    899    $ 11,648    $ 29,129   $ 14,057   $  5,381
Working capital .................................     (3,206)      9,702      26,740     12,205      5,749
Total assets ....................................      1,303      13,634      32,310     16,071      6,836
Mandatory redeemable convertible preferred stock      14,052      38,005        --         --         --
Total stockholders' equity (deficit) ............   $(16,978)   $(27,900)   $ 28,427   $ 13,324   $  5,775


(1) Our cost of revenues for the year ended December 31, 1998 includes a $1.2 million expense attributable to the write-off of capitalized costs relating to the acquisition of technology no longer useful to the development of BeOS.

(2) Operating expenses include the amortization of deferred compensation which was recorded by us and which represents the difference between the deemed fair value of our common stock, as determined for accounting purposes and the exercise price of options at the date of grant. For the purposes of the financial statements, this expense was disclosed as being applicable to each line item as follows:


                                                     Year Ended December 31,
                                                     -----------------------
                                              1997     1998      1999      2000       2001
                                              ----     ----      ----      ----       ----
                                                       (in thousands)
Analysis of the amortization
    of deferred compensation:
Research and development ..............   $   480   $ 1,747   $ 1,927   $   794   $  (551)
Sales and marketing ...................       273       833     1,692       646      (533)
General and administrative ............       114     1,301     2,614     1,173      (912)
                                           -------   -------   -------   -------   -------
   Total amortization of deferred stock
     compensation......................   $   867   $ 3,881   $ 6,233   $ 2,613   $(1,996)
                                          =======   =======   =======   =======   =======



(3) On November 13, 2001, we sold substantially all of our intellectual property and other technology assets to Palm for a total net gain of approximately $4.9 million.

(4) See Note 2 of Notes to Unaudited Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common share--basic and diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections titled "Factors Affecting our business operating results and financial condition" and "Business"under item 1 in OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC On APRIL 1, 2002


Overview


     Be was founded in 1990 and prior to the cessation of its business operations offered software solutions designed for Internet appliances and digital media applications. On August 16, 2001, we entered into an asset purchase agreement with Palm, Inc. to sell substantially all of our intellectual property and other technology assets. This transaction was approved by our stockholders on November 12, 2001 and was completed on November 13, 2001. On March 15, 2002, we filed a Certificate of Dissolution with the Secretary of State of Delaware pursuant to Section 275 of the Delaware General Corporation Law, closed our transfer books and voluntarily delisted our common stock from the Nasdaq National Market System.

     Prior to 1998, we had no revenues and our operations consisted primarily of research and development. In December 1998, we shipped the first version of BeOS, our desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Throughout 1999 we focused on delivering BeOS as a desktop operating system to end users, but ultimately determined the barriers to entry and the cost of intense competition in that market was more than we could overcome. In recognition of this, and to address shareholder value, in 2000 we shifted our resources to focus primarily on the market for Internet appliances and the further development, marketing and deployment of BeIA, our software solution intended for Internet appliances. At the same time we announced that we would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers. Our revenues in 2000 were primarily generated from the sale of BeOS to our licensed third party publishers, and other resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. We also generated revenue by collecting commission from sales of third party software through our BeDepot.com Web site.

     In 2001, revenues were generated through royalty payments, maintenance and support fees, professional services and integration fees and by revenue-related consulting services performed after August 16, 2001 under a funding agreement with Palm executed in connection with the asset sale. These payments and fees were received from developers and manufacturers of Internet appliances, as well as other systems and hardware manufacturers incorporating BeIA into their products. However, revenues from BeIA did not offset the loss of revenues from sales of BeOS. Upon the completion of the sale of substantially all of our assets to Palm, we received an aggregate of 4,104,478 shares of Palm common stock and sold these shares on November 13, 2001 for $10,100,772 in cash, net of brokerage and transaction fees. As a result of the sale of our assets and the cessation of our business operations, we do not expect to generate any future revenues.

     Our research and development expenses consisted primarily of compensation and related costs for research and development personnel. We also included in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements are expensed as incurred. These costs included the cost of licensing technology that is incorporated into a product or an enhancement that is still in preliminary development, and for which technological feasibility has not been established. Once the product is further developed and technological feasibility has been established, development costs are capitalized until the product is available for general release. Products and enhancements have generally reached technological feasibility and were released for sale at substantially the same time. As we have ceased business operations, we do not expect to incur any research and development expenses in the future.

     Our sales and marketing expenses consisted primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, investor relations, promotional materials, travel, and related expenses for attending trade shows. In July 2001, we eliminated our sales and marketing group. As we have ceased operations, we do not expect to incur any sales and marketing expenses in the future.

     General and administrative expenses consisted primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect our general and administrative expenses in the future to be minimal as we intend for only one employee to remain with the Company in order to facilitate the wind up of the company's operations and to oversee legal proceedings.

     In the past, we marketed and sold our products in the United States and internationally. International sales of products accounted for approximately 0%, 23% and 56% of total revenues in 2001, 2000 and 1999, respectively. We do not expect to generate any revenues in the near or extended future.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors. As of December 31, 2001, we had recorded deferred compensation related to these options in the total amount of $12.6 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $11.9 million had been amortized at December 31, 1999, with $2.6 and $(2.0) million being amortized in 2000 and 2001, respectively. The negative amount shown for 2001 is due to the cancellation of options. Future amortization of expense arising out of options granted through December 31, 2001 is estimated to be $38,000 and $1,000 for 2002 and 2003 respectively. We amortize the deferred compensation charge monthly over the vesting period of the underlying option. Due to cessation of our business operations, we do not expect to grant stock options to employees, consultants or directors in the future.


Comparison

     Certain prior year costs have been reclassified to conform with the current year presentation.

     Operating expenses as shown in Item 6 - Selected Financial Data, include non-cash charges for stock compensation amortization as follows:


                                                                       Year Ended December 31,
                                                                   1999          2000         2001
                                                                   ----          ----         ----
                                                                            (in thousands)
Amortization of deferred compensation included in:
     Research and development....................                   $ 1,927         $ 794      $ (551)
     Sales and marketing.........................                     1,692           646        (533)
     General and administrative..................                     2,614         1,173        (912)
                                                                      ------        ----------   -----
        Total amortization of deferred stock compensation           $ 6,233       $ 2,613    $ (1,996)
                                                                    ========      ========   =========

     Excluding the amortization of deferred compensation, operating expenses are as follows:

                                                                        Year Ended December 31,
                                                                    1999          2000          2001
                                                                    ----          ----          ----
                                                                            (in thousands)
Operating expenses:
     Research and development....................                    $ 8,502        $ 8,345     $ 6,820
     Sales and marketing.........................                      9,274          7,166       2,214
     General and administrative..................                      2,506          3,567       3,689
     Amortization of deferred stock compensation                       6,233          2,613      (1,996)
                                                                     -------        -------     -------
        Total operating expenses......................              $ 26,515       $ 21,691    $ 10,727
                                                                    =========      =========   ========

Comparison  of the Year Ended  December 31, 2001 to the Year Ended  December 31,
2000

     Net Revenues. Net revenues increased $2.2 million to $2.7 million for the year ended December 31, 2001 from $480,000 for the year ended December 31, 2000. Revenues are not directly comparable as they were mainly attributable to shipments of BeOS in 2000 and to BeIA integration services and revenue-related consulting services in 2001, the latter being performed under a funding agreement entered into with Palm on August 16, 2001, in connection with the sale of substantially all of our assets to Palm.

     Cost of Revenues. Cost of revenues increased $1.7 million to $2.8 million for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. A majority of such costs resulted from the continued amortization of technology license agreements. In addition, in the quarter ended September 30, 2001, the remaining book value of these technology agreements of $539,000 was determined to be impaired and was therefore expensed.

     Research and Development. Research and development expenses decreased $1.5 million, or 18%, to $6.8 million for the year ended December 31, 2001 from $8.3 million for the year ended December 31, 2000. This decrease is mainly due to the reductions in workforce in April and July 2001 as well as to the termination of our remaining engineering team after the completion of the sale of our assets to Palm on November 13, 2001.

     Sales and Marketing. Sales and marketing expenses decreased $5.0 million, or 69%, to $2.2 million for the year ended December 31, 2001 from $7.2 million for the year ended December 31, 2000. This decrease is primarily attributable to the restructuring of our operations, implemented early in the second quarter of 2001, and to the elimination of our sales and marketing departments on July 31, 2001.

     General and Administrative. General and administrative expenses were relatively constant at $3.7 million for the year ended December 30, 2001 as compared with $3.6 million for the year ended December 31, 2000. Lower payroll expenses following the reductions in workforce carried out in April and July 2001 were partially offset by higher insurance costs.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $4.6 million to $(2.0) million for the year ended December 31, 2001, from $2.6 million for the year ended December 31, 2000. The decrease is attributable to the cancellation of options and to the use of an amortization methodology, which tends to record higher compensation in the initial years of the vesting period. These amounts represent the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and non-employee directors.

     Interest and Other Income (Expense), Net. Net other income increased $3.9 million to $5.0 million for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000. The increase is primarily attributable to the sale of substantially all of our assets to Palm on November 13, 2001, partially offset by the decrease in interest income due to the reduced balances in our investment portfolio used to fund operations.

Comparison  of the Year Ended  December 31, 2000 to the Year Ended  December 31,
1999

     Net Revenues. Net revenues decreased $2.2 million to $480,000 for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. This decrease was primarily attributable to lower shipments of BeOS, which we believe resulted from making a version of BeOS available for free download.

     Cost of Revenues. Cost of revenues decreased $339,000, or 24%, to $1.1 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. Gross margin was negative as a result of the continuing amortization of technology license agreements.

     Research and Development. Research and development expenses were relatively constant at $8.3 million for the year ended December 30, 2000 as compared with $8.5 million for the year ended December 31, 1999. Lower outside consulting expenses were partially offset by increases in payroll expenses due to additional headcount.

     Sales and Marketing. Sales and marketing expenses decreased $2.1 million, or 23%, to $7.2 million for the year ended December 31, 2000 from $9.3 million for the year ended December 31, 1999. This decrease was primarily attributable to our shift in resources to focus on the Internet appliances market, and resulting shift in our potential customer base from end users to device and service providers. Additionally, the Web site technology purchased in 1998 was now fully amortized.

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

     Interest and Other Income (Expense), Net. Net other income increased $367,000, or 47%, to $1.2 million for the year ended December 31, 2000, from $789,000 for the year ended December 31, 1999. The increase was primarily attributable to the increase in interest income due to the increased balances in our investment portfolio following our initial public offering.

Liquidity and Capital Resources

     Since our inception, we traditionally financed our operations primarily through the sale of our equity securities and through borrowing arrangements. On November 13, 2001, we sold substantially all of our assets to Palm for approximately $11.0 million in Palm stock. That same day, we sold 4,104,478 shares of Palm stock for $10,100,772 in cash, net of brokerage and transaction fees. Cash and cash equivalents and short-term investments decreased approximately $8.7 million to $5.4 million at December 31, 2001, from $14.1 million at December 31, 2000. This decrease is primarily attributable to the amounts used to fund operations, net of the proceeds from the sale of our assets to Palm.

     Cash used in operating activities decreased $3.7 million to $13.9 million for the year ended December 31, 2001 as compared to $17.5 million for the year ended December 31, 2000. This decrease is primarily attributable to the decrease in the net operating loss, net of non-cash items, and to the decrease in payables balances during the year ended December 31, 2001.

     Cash provided by investing activities was approximately $9.2 million for the year ended December 31, 2001 as compared with $17.1million for the year ended December 31, 2000. This change is primarily attributable to the asset sale to Palm and to net sales of short-term investments in the year ended December 31, 2001. For a more detailed explanation of the Company's net gain on the asset sale to Palm, see Note 3 to the Notes to Unaudited Consolidated Financial Statements on page F-12 of this Amended Annual Report.


     Cash provided by financing activities for the year ended December 31, 2001 was approximately $5.7 million as compared with $3.4 million in the year ended December 31, 2000. This change is primarily attributable to net proceeds from the sale of substantially all of our assets to Palm in November 2001, net of the reduced proceeds from the exercise of stock options.

     Since November 2001, we have been winding down our operations and have substantially reduced our working capital requirements. Our working capital requirements are now minimal and we believe that existing cash and cash equivalents will be sufficient to meet our remaining operating and capital requirements for the next twelve months or the period of liquidation if sooner. As part of the winding down process, we intend to distribute part of our remaining cash to our shareholders as soon as practicable under Delaware law and dissolution procedures. After that time, we intend to retain only a nominal amount of cash to complete the winding down process.

Critical Accounting Policies

         Use of estimates

          The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Accounting for Long-Lived Assets

          The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

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

         Research and development costs

          Costs incurred in the research and development of new software products are expensed as incurred, including minimum payments made and due to third parties for technology incorporated into the Company's product, until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Products and enhancements generally reached technological feasibility and were released for sale at substantially the same time.


         Revenue recognition

          In 2001, the Company's revenue was primarily derived from BeIA integration services and revenue-related consulting services, the latter being performed under a funding agreement that was entered into on August 16, 2001 in connection with the sale of substantially all of the Company's assets to Palm. In the second half of 2000, the Company's revenue was primarily derived from royalties on sales of BeOS by third-party publishers. In prior periods, revenue was generated from licensing fees on sales to end-users either by direct-order on the Company's web site or sales by distributors.

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

         Stock-based compensation

          The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees" as interpreted by FIN 44, "Accounting for Certain Transactions involving Stock Compensation, No. 25"and Financial Accounting Standards Board Interpretation ("FIN") No.28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 7. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's unaudited financial statements appear on pages F-1 through F-26 of this report (See Item 14).

Selected Quarterly Results of Operations

          The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 2001. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our unaudited financial statements and the attached notes. The operating results for any quarter are not necessarily indicative of the results for any future period.



                                                                       Quarter Ended
                                March 31,   June 30,    September  December   March 31,  June 30,  September  December
                                                            30,        31,                             30,        31,
                                   2000        2000        2000       2000       2001       2001      2001       2001
                                  -------    -------    -------    --------   --------   -------    -------    -------

Net revenues ..................   $   254    $   142    $    68    $    16    $   100    $   715    $ 1,135    $   763
Cost of revenues ..............       293        261        216        327        251        320      1,765        495
                                  -------    -------    -------    --------   --------   -------    -------    -------
Gross profit (loss) ...........       (39)      (119)      (148)      (311)      (151)       395       (630)       268

Operating expenses:
     Research and
        Development ...........     2,148      1,843      2,088      2,266      2,379      2,276      1,398        767
     Sales and marketing ......     2,171      1,983      1,422      1,590      1,554        557        110         (7)
     General and
        Administrative ........       950        839        880        898      1,010      1,370      1,121        188
     Restructuring expense ....      --         --         --         --          307        143       --         --
     Amortization of deferred
        stock compensation ....     1,033        657        507        416        302         29       (516)    (1,811)
                                  -------    -------    -------    --------   --------   -------    -------    -------
          Total operating
             expenses .........     6,302      5,322      4,897      5,170      5,552      4,375      2,113       (863)
                                  -------    -------    -------    --------   --------   -------    -------    -------
Loss from operations ..........    (6,341)    (5,441)    (5,045)    (5,481)    (5,703)    (3,980)    (2,743)     1,131
Other income (net) ............       341        322        274        219        146         84         19      4,704
                                  -------    -------    -------    --------   --------   -------    -------    -------
Net loss ......................   $(6,000)   $(5,119)   $(4,771)  $ (5,262)   $ (5,557)  $(3,896)   $(2,724)   $ 5,835
                                  =======    =======    =======    ========   ========   =======    =======    =======
Net loss attributable to common
   stockholders ...............   $(6,000)   $(5,119)   $(4,771)   $ (5,262)  $ (5,557)  $(3,896)   $(2,724)   $ 5,835
                                  =======    =======    =======    ========   ========   =======    =======    =======


     In January of 2000, we announced we would be shifting our resources to focus primarily on the market for Internet appliances. We also announced a version of BeOS would be made available for personal use at no charge. After the first quarter of 2000, net revenues were primarily generated by royalties received from third-party publishers. The decrease in net revenues was primarily attributable to lower shipments of BeOS, which we believe resulted from making a version of BeOS available for free download. In 2001, revenues were primarily generated under BeIA integration services and revenue-related consulting services, the latter being performed under a funding agreement that was entered into August 16, 2001, in connection with the sale of substantially all of our assets to Palm.

     Amortization of licensed or acquired technology was charged to cost of revenues and as a result of the continuing amortization of technology license agreements, gross margins were negative in year 2000. In the quarter ended September 30, 2001, the remaining book value of these technology agreements of $539,000 was determined to be impaired and was therefore expensed.

     Quarterly fluctuations in research and development expenses related primarily to costs associated with increased personnel and related costs and the costs of licensing technology used for development of BeOS. Concurrently with the sale of substantially all of our assets to Palm in November 13, 2001, our remaining research and development team was transferred to Palm.

     From the first quarter of 2000, sales and marketing expenses began to decrease following our decision to reallocate capital to focus on the Internet appliances market and shifting our potential customer base from end users to OEMs and ODMs. In 2001, sales and marketing expenses decreased further due to to the restructuring of our operations implemented early in the second quarter of 2001 and to the elimination of our sales and marketing departments on July 31, 2001.

     In the quarter ended December 31, 2001, we completed the sale of substantially all of our intellectual property and other technology assets to Palm, recognizing a net gain of approximately $4.9 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

     Our unaudited consolidated financial statements as set forth under Item 8 are filed as part of this Amended Annual Report on Form 10-K/A.

         (2) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts is filed on page F-26 of this Amended Annual Report on Form 10-K/A.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

         (3) Exhibits

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT


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

(c)       See Item 14 (a)(3) above.

(d)       See Item 14 (a)(2) above.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 7, 2002.


                                       BE INCORPORATED


                                       By:         /S/ DANIEL S. JOHNSTON
                                       -----------------------------------------
                                       Name:       Daniel S. Johnston
                                       Title:      President and General Counsel


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

  Signature                         Title(s)                        Date

 /s/      DANIEL S. JOHNSTON        President and General Counsel   May 7 , 2002
 -----------------------------
          Daniel S. Johnston

                   *                Director                        May  7, 2002
 -----------------------------
          P.C. Berndt

                   *                Director                        May  7, 2002
 -----------------------------
          Andrei M. Manoliu

                   *                Director                        May  7, 2002
 -----------------------------
          Barry M. Weinman


   * By   /S/ DANIEL S. JOHNSTON
          Daniel S. Johnston
          --------------------------------
          Attorney-in-fact

1. Index to Unaudited Consolidated Financial Statements

     The following unaudited financial statements are filed as part of this Amended Annual Report:


          Unaudited Consolidated Balance Sheets............................. F-2

          Unaudited Consolidated Statements of Operations................... F-3

          Unaudited Consolidated Statements of
              Stockholders' Equity (Deficit)................................ F-4

          Unaudited Consolidated Statements of Cash Flows................... F-5

          Notes to Unaudited Consolidated Financial Statements.............. F-6

2.   Index to Financial Statement Schedules

          The following  financial  statement  schedule is filed as part of this
          report  and  should  be  read  in   conjunction   with  the  Unaudited
          Consolidated Financial Statements:

          Schedule
             II         Valuation and Qualifying Accounts.................  F-26

                                 BE INCORPORATED

                     Consolidated Balance Sheets - Unaudited
               (in thousands, except share and per share amounts)


                                                                                         December 31,
                                                                                      2001           2000
                                                                                    -----          ----

Assets
Current assets:
       Cash and cash equivalents ....................................................   $ 5,381   $ 9,463
       Short-term investments .......................................................      --       4,594
       Accounts receivable ..........................................................        66        26
       Prepaid and other current assets .............................................     1,363       549

           Total current assets .....................................................     6,810    14,632
Property and equipment, net .........................................................         2       391
Other assets, net of accumulated amortization .......................................        24     1,048

           Total assets .............................................................   $ 6,836   $16,071
                                                                                         =======   =====

Liabilities and stockholders' equity Current liabilities:
       Accounts payable .............................................................   $    96   $   362
       Accrued expenses .............................................................        94     1,502
       Technology license obligations, current portion ..............................       815       454
       Deferred revenue .............................................................        56       109

           Total current liabilities ................................................     1,061     2,427
Technology license obligations, net of current portion ..............................      --         320

           Total liabilities ........................................................     1,061     2,747


Commitments and Contingencies (Note 6)

Stockholders' Equity:
       Preferred stock, $.001 par value:
         Shares authorized: 2,000,000 in 2000 and 1999
         Shares issued and outstanding: none
       Common stock, $.001 par value:
         Shares authorized: 78,000,000 shares in 2001 and 2000
         Shares issued and outstanding: 38,486,007 in 2001 and 36,202,899 in 2000           38            36
Additional paid-in capital......................................................       106,493       108,880
Deferred stock compensation....................................................           (39)       (1,218)
Accumulated deficit............................................................      (100,717)      (94,375)
Accumulated other comprehensive income (loss)..................................              -             1

           Total stockholders' equity...........................................         5,775        13,324

             Total liabilities and stockholders' equity.........................       $ 6,836      $ 16,071
                                                                                       =======      ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 BE INCORPORATED
                Consolidated Statements of Operations - Unaudited
                    (in thousands, except per share amounts)


                                                                            Year Ended December 31,
                                                                         2001         2000       1999
                                                                      --------    --------    --------
Net revenues ......................................................   $  2,713    $    480    $  2,656
Cost of revenues ..................................................      2,831       1,097       1,436

Gross profit (loss) ...............................................       (118)       (617)      1,220
Operating expenses:
     Research and development, including amortization of deferred
        stock compensation of $(551) in 2001, $794 in 2000 and ....      6,269       9,139      10,429
        $1,927 in 1999
     Sales and marketing, including amortization of deferred stock compensation of $(533) in 2001, $646 in 2000 and $1,692 in
        1999                                                             1,681       7,812      10,966
     General and administrative, including amortization of deferred stock compensation of $(912) in 2001, $1,173 in 2000 and
        $2,614 in 1999 ............................................      2,777       4,740       5,120
     Restructuring expense ........................................        450        --          --
                                                                      --------    --------    --------
          Total operating expenses ................................     11,177      21,691      26,515
                                                                      --------    --------    --------
Loss from operations ..............................................    (11,295)    (22,308)    (25,295)
Interest expense ..................................................        (56)       (155)       (138)
Net gain on Asset Sale ............................................      4,883        --          --
Other income and expenses, net ....................................         26       1,311         927
                                                                      --------    --------    --------
Net loss ..........................................................     (6,342)    (21,152)    (24,506)
                                                                      --------    --------    --------
Other comprehensive gain(loss)
      Unrealized gains(losses) on investments .....................         (1)         18         (17)
Comprehensive loss ................................................   $ (6,343)   $(21,134)   $(24,523)
                                                                      ========    ========    ========
Net loss ..........................................................   $ (6,342)   $(21,152)   $(24,506)
Accretion of mandatorily
   redeemable convertible preferred stock .........................       --          --          (292)
                                                                      --------    --------    --------
Net loss attributable to common stockholders ......................   $ (6,342)   $(21,152)   $(24,798)
                                                                      ========    ========    ========

Net loss per common share--basic and diluted ......................   $  (0.17)   $  (0.60)   $  (1.41)
                                                                      ========    ========    ========

Shares used in per common share
   calculation--basic and diluted .................................     36,762      35,533      17,589
                                                                      ========    ========    ========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 BE INCORPORATED
      Consolidated Statements of Stockholders' Equity (Deficit) - Unaudited
                      (in thousands, except share amounts)

                                                                  Additional   Def.              Other
                                                    Common Stock   Paid-in    Stock  Accumulated Comp.
                                                  Shares   Amount  Capital     Comp.   Deficit   Loss   Total
                                              -----------  ------ ---------  -------  ---------  ----  --------

Balance, January 1, 1999 ....................   5,094,757  $    5 $  25,302  $(4,490) $ (48,717)  --   $(27,900)
Repurchase of common stock ..................     (39,640)   --          (3)    --         --     --         (3)
Exercise of stock options ...................     294,548    --          65     --         --     --         65
Exercise of common stock warrants ...........     286,411       1       578     --         --     --        579
Deferred stock compensation related to
grants of ...................................        --      --       7,457   (7,457)      --     --       --
  stock options
Cancellation of options .....................      (1,024)  1,024
Amortization of deferred stock compensation .        --      --        --      6,233       --     --      6,233
Compensation expense on grant of fully vested
  options ...................................        --      --         662     --         --     --        662
Issuance of common stock for cash, net of
  issuance costs of $4,034 ..................   6,557,465       6    35,303     --         --     --     35,309
Conversion of Mandatorily Redeemable
  Convertible Preferred Stock ...............  22,498,874      23    38,274     --         --     --     38,297
Net loss ....................................        --      --        --       --      (24,506)  --    (24,506)
Accretion of mandatorily redeemable
  convertible preferred stock ...............        --      --        (292)    --         --     --       (292)
Unrealized loss on investments ..............        --      --        --       --         --    $(17)      (17)
                                              -----------  ------ ---------  -------  ---------  ----  --------
Balance, December 31, 1999 ..................  34,692,415      35   106,322   (4,690)   (73,223)  (17)   28,427
Repurchase of common stock ..................     (22,165)   --          (2)    --         --     --         (2)
Exercise of stock options ...................     911,110       1     2,225     --         --     --      2,226
Exercise of common stock warrants ...........     454,625    --         454     --         --     --        454
Compensation expense on grant of fully vested
  options ...................................        --      --          38     --         --     --         38
Cancellation of options .....................        --      --        (859)     859       --     --       --
Sale of shares under the ESPP ...............     166,914    --         702     --         --     --        702
Amortization of deferred stock compensation .        --      --        --      2,613       --     --      2,613
Net loss ....................................        --      --        --       --      (21,152)  --    (21,152)
Unrealized gain on investments ..............        --      --        --       --         --      18        18
                                              -----------  ------ ---------  -------  ---------  ----  --------
Balance, December 31, 2000 ..................  36,202,899      36   108,880   (1,218)   (94,375)    1    13,324
Repurchase of common stock ..................      (4,498)   --          (1)    --         --     --         (1)
Exercise of stock options ...................      71,569    --          22     --         --     --         22
Exercise of common stock warrants ...........     179,291    --         179     --         --     --        179
Stock bonus awards ..........................   1,693,484       1       202     --         --     --        203
Cancellation of options .....................        --      --      (3,175)   3,175       --     --       --
Sale of shares under the ESPP ...............     343,262       1       386     --         --     --        387
Amortization of deferred stock compensation .        --      --        --     (1,996)      --     --     (1,996)
Net loss ....................................        --      --        --       --       (6,342)  --     (6,342)
Unrealized loss on investments ..............        --      --        --       --         --      (1)       (1)
                                              -----------  ------ ---------  -------  ---------  ----  --------
Balance, December 31, 2001 ..................  38,486,007  $   38 $ 106,493  $   (39) $(100,717) $--   $  5,775
                                              ===========  ====== =========  =======  =========  ====  ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 BE INCORPORATED
                Consolidated Statements of Cash Flows - Unaudited
                                 (in thousands)


                                                                                              Year Ended December 31,
                                                                                        2001            2000             1999
                                                                                      -------         -------          -------
Cash flows from operating activities:
Net loss.......................................................................      $ (6,342)      $ (21,152)       $ (24,506)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..............................................           791           1,187              966
    Gain on Asset Sale to Palm.................................................        (4,884)             --               --
    Loss on disposal of fixed assets...........................................           188               5               69
    Write-off of impaired licensed technology assets...........................           914              --               --
    Licensed technology used in research and development.......................            --              --              320
    Amortization of discount on technology license obligations.................            56             109              134
    Compensation expense incurred on issuance of stock.........................            --              38              662
    Amortization of deferred stock compensation................................        (1,996)          2,613            6,233
    Changes in assets and liabilities:
        Accounts receivable....................................................           (40)            141              310
        Prepaid and other current assets.......................................          (814)            241             (525)
        Other accrued..........................................................            --              --              (91)
        Accounts payable.......................................................          (266)           (548)             284
        Accrued expenses.......................................................        (1,408)           (169)             456
        Deferred revenue.......................................................           (53)             10             (293)
                                                                                      -------         -------          -------
            Net cash used in operating activities..............................       (13,854)        (17,525)         (15,981)
                                                                                      -------         -------          -------

Cash flow provided by (used in) investing activities:
Acquisition of property and equipment..........................................           (72)           (182)            (515)
Acquisition of licensed technology.............................................          (425)           (746)          (1,893)
Purchases of short-term investments............................................        (1,727)        (64,377)         (81,749)
Proceeds from Asset Sale, net..................................................          5,087              --               --
Sales and maturities of short-term investments.................................         6,322          82,412           67,357
Deposits and other.............................................................            --              --              (63)
                                                                                      -------         -------          -------
            Net cash provided by (used in) investing activities................         9,185          17,107          (16,863)
                                                                                      -------         -------          -------
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to common stock options........            22           2,226               65
Proceeds from issuance of common stock pursuant to common stock warrants.......           179             455              579
Proceeds from issuance of common stock under the Employee Stock Purchase Plan..           387             702               --
Proceeds from issuance of common stock in initial public offering, net.........            --              --           35,309
Repurchase of common stock.....................................................           (1)            (2)                (3)
                                                                                      -------         -------          -------
            Net cash provided by financing activities..........................           587           3,381           35,950
                                                                                      -------         -------          -------
Net increase (decrease) in cash and cash equivalents...........................        (4,082)          2,963            3,106
Cash and cash equivalents, beginning of year...................................         9,463           6,500            3,394

Cash and cash equivalents, end of year.........................................       $ 5,381         $ 9,463          $ 6,500
                                                                                      =======         =======          =======
Supplemental schedule of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to
  common stock.................................................................       $    --         $    --      $   38,297
                                                                                      =======         =======      ==========
Stock bonus awards.............................................................      $    203         $    --          $    --
                                                                                     ========         =======          =======
Accretion of mandatorily redeemable preferred stock............................       $    --         $    --         $    292
                                                                                      =======         =======         ========
Future obligations under noncancelable technology licenses.....................       $    --         $    --         $    809
                                                                                      =======         =======         ========
Unearned stock based compensation related to stock option grants, net of
  cancellations................................................................   $   (3,175)       $   (859)        $   6,433
                                                                                  ===========       =========        =========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 BE INCORPORATED

              Notes to Unaudited Consolidated Financial Statements


NOTE 1--NATURE OF BUSINESS:

     Be  Incorporated  ("Be" or the  "Company")  was founded in 1990 and offered
software   platforms   designed  for  Internet   appliances  and  digital  media
applications.

     On August 16, 2001, the Board of Directors of the Company unanimously adopted resolutions approving the sale of substantially all of the Company's intellectual property and other technology assets (the "Asset Sale") to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm, Inc. ("Palm"), pursuant to an Asset Purchase Agreement dated August 16, 2001. On October 9, 2001, the Company filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of the Company pursuant to a plan of dissolution (the "Plan of Dissolution"). The Plan of Dissolution provides for the orderly liquidation of Be's remaining assets, the winding-up of Be's business and operations and the dissolution of the Company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

     At a special meeting of stockholders held on November 12, 2001, the stockholders of Be approved the Asset Sale and the Plan of Dissolution. The Asset Sale was completed on November 13, 2001. Under the terms of the Purchase Agreement, Be received an aggregate of 4,104,478 shares of Palm common stock valued at approximately $11,000,000 on the closing date of the transaction. On March 15, 2002, the Company filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed on October 9, 2001.

     Traditionally, the Company's revenues were primarily generated from the following sources: sale of BeOS to resellers and distributors, and direct sales of BeOS to end users through our BeDepot.com Web site. In 2000, the Company shifted its resources to focus primarily on the market for Internet appliances and the further development and marketing of BeIA, its software platform intended for Internet appliances. At the same time it announced that it would be making available at no charge a version of BeOS for personal use, and a more fully featured version would be available for a charge through third party publishers. During 2001, revenues were mainly attributable to BeIA integration services and revenue-related consulting services in 2001, the latter being performed under a funding agreement that was entered into August 16, 2001 in connection with the Asset Sale.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

     These unaudited consolidated financial statements were prepared on a going concern basis and therefore contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Following its March 15, 2002 filing of a certificate of dissolution with the Delaware Secretary of State, the Company adopted liquidation accounting (see Note 5).

     Since November 2001, the Company has been winding down its operations and has substantially reduced its working capital requirements. The Company's working capital requirements are now minimal and it believes that existing cash and cash equivalents will be sufficient to meet operating and capital requirements for the next twelve months. As part of the winding down process, the Company intends to distribute part of its remaining cash to its shareholders as soon as practicable under Delaware law and dissolution procedures. After that time, the Company intends to retain only a nominal amount of cash to complete the winding down process.

                                 BE INCORPORATED

Principles of consolidation

     These uanudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


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


Use of estimates

     The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


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

     Management has classified all of its short-term investments as available for sale. Realized gains and losses are calculated using the specific identification method. Realized gains and losses in 2001, 2000 and 1999 were not significant. The Company had no short-term investments at December 31, 2001 and unrealized gains and losses at December 31, 2000 and 1999 are shown in the Consolidated Statements of Operations and Stockholders' Equity (Deficit) - Unaudited.

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short term investments is set forth in note 4 of Notes to the Unaudited Consolidated Financial Statements.

Certain risks and concentrations

     Although the Company filed a certificate of dissolution on March 15, 2002 with the State of Delaware, it will continue to exist for three years following this date or for such longer period as the Delaware Court of Chancery shall direct for the purpose of prosecuting and defending lawsuits and enabling Be to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under Delaware law, in the event Be fails to create an adequate contingency reserve for payment of its expenses and liabilities during this period, each Be stockholder could be held liable for payment to Be's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from Be (and from any liquidating trust or trusts). As a result, a stockholder could be required to return all distributions previously made to such stockholder and would receive no amounts from Be under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Although Be intends to exercise caution in setting up its contingency reserve and making distributions to stockholders, there can be no assurance that the contingency reserve established by Be will be adequate to cover its expenses and liabilities.

                                 BE INCORPORATED

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

     Depreciation expense for 2001, 2000, and 1999 was $266,000, $347,000 and $287,000, respectively.

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

Advertising costs

     Advertising costs, included in sales and marketing expenses, are expensed as incurred and were nil, $73,000 and $154,000 in 2001, 2000 and 1999, respectively.

Research and development costs

     Costs incurred in the research and development of new software products are expensed as incurred, including minimum payments made and due to third parties for technology incorporated into the Company's product, until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Products and enhancements generally reached technological feasibility and were released for sale at substantially the same time.

                                 BE INCORPORATED

Revenue recognition

     In 2001, the Company's revenue was primarily derived from BeIA integration services and revenue-related consulting services, the latter being performed under a funding agreement that was entered into on August 16, 2001 in connection with the sale of substantially all of the Company's assets to Palm. In the second half of 2000, the Company's revenue was primarily derived from royalties on sales of BeOS by third-party publishers. In prior periods, revenue was generated from licensing fees on sales to end-users either by direct-order on the Company's web site or sales by distributors.

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

     During 1999, under certain circumstances, the Company offered an upgrade to its product in conjunction with product sales at no additional charge. Generally, such rights were offered prior to new versions being released and gave the customers who purchase products between established dates the right to such an upgrade. Revenue was allocated to an upgrade right based on the price for upgrades when sold separately. The Company recognized upgrade revenue when the criteria for product revenue recognition from end users set forth above are met.

     At December 31, 2001, deferred revenue consisted primarily of sales transaction for which collection was uncertain. At December 31, 2000, deferred revenue consisted primarily of prepaid royalties for BeIA. At December 31, 1999, deferred revenue consisted of revenue related to distributor sales not sold through to end users.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 10, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

Stock-based compensation

     The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees" as interpreted by FIN 44, "Accounting for Certain Transactions involving Stock Compensation, No. 25"and Financial Accounting Standards Board Interpretation ("FIN") No.28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 7. The
Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

                                 BE INCORPORATED

Comprehensive income (loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss are shown in the Unaudited Consolidated Statements of Operations.

Net loss per common share

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per common share in 2001, 2000 and 1999 because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):


                                                           2001       2000       1999
                                                          ------     ------     ------
Net loss per common share, basic and diluted:
     Net loss ........................................  $ (6,342)  $(21,152)  $(24,506)
     Accretion of mandatorily redeemable convertible
        preferred stock ..............................      --         --         (292)
                                                          ------     ------     ------
               Numerator for net loss per common
                  share, basic and diluted ...........    (6,342)   (21,152)   (24,798)
     Denominator for basic and diluted loss per common
        share:
          Weighted average common shares
             outstanding .............................    36,762     35,533     17,589
                                                        ========   ========   ========
     Net loss per common share basic and diluted .....  $  (0.17)  $  (0.60)  $  (1.41)
                                                        ========   ========   ========
     Antidilutive securities:
          Options to purchase common stock ...........     3,207      5,911      6,010
          Common stock subject to repurchase .........        35        222        499
          Preferred stock ............................      --         --         --
          Warrants ...................................     1,538      2,130      2,585
                                                          ------     ------     ------
                                                           4,780      8,263      9,094
                                                        ========   ========   ========

                                 BE INCORPORATED

Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued FAS No. 141 Business Combinations ( FAS 141 ) and FAS No. 142 Goodwill and Other Intangible Assets ( FAS 142 ). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     In August 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed over its useful life using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial position, results of operations or cash flows.


Reclassifications

     Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

                                 BE INCORPORATED

NOTE 3--DISPOSALS:

Asset Sale to Palm

     On August 16, 2001, the Board of Directors of the Company unanimously adopted resolutions approving the sale of substantially all of the Company's intellectual property and other technology assets to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm, Inc., pursuant to an Asset Purchase Agreement dated August 16, 2001. On October 9, 2001, the Company filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of the Company pursuant to a plan of dissolution (the "Plan of Dissolution"). The Plan of Dissolution provides for the orderly liquidation of Be's remaining assets, the winding-up of Be's business and operations and the dissolution of the Company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the Company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

     At a special meeting of stockholders held on November 12, 2001, the stockholders of Be approved the Asset Sale and the Plan of Dissolution. The Asset Sale was completed on November 13, 2001. Under the terms of the Purchase Agreement, Be received an aggregate of 4,104,478 shares of Palm common stock valued at approximately $11,000,000 on the closing date of the transaction.

     The gain on the asset sale to Palm is as follows (in thousands):

      Total gross proceeds.............................................. $11,000
                                                                         =======
      Severance agreements and bonuses..................................   3,100
      Bankers' fees.....................................................   1,250
      Broker's fees.....................................................     900
      Legal and accounting fees.........................................     534
      Non-cash  expense related to stock bonuses........................     202
      Other expenses....................................................     131
                                                                             ---
      Net gain on asset sale............................................  $4,883
                                                                          ======


     As part of its employee recruiting and retention plan, Be had a policy of entering into change of control agreements with certain employees considered to be critical to effectuating a transaction such as the Asset Sale with Palm. Several senior executive officers and key employees of the Company were parties to these change of control agreements at the time of the closing of the Asset Sale. Pursuant to the terms of the agreements, these executive officers and key employees were paid a lump sum severance payment equal to twelve months base salary as well as the continuation of certain health insurance benefits. In addition, in order to further assure the dedication and continued efforts of Be's executives through the critical transition period up to the closing of the Asset Sale, the Board of Directors of the Company approved grants of shares of common stock of Be in the form of stock bonuses to certain employees, including some executive officers, still employed with Be at the closing of the Asset Sale or who may be terminated by the Company without cause after July 30, 2001. In addition to these stock bonuses, the Board approved an aggregate of $867,000 in incentive cash bonuses to certain designated employees, including certain executive officers, for continuing to provide services to Be through the transition period, and to assist the Company in fulfilling a condition to the closing of the Asset Sale that specified that certain employees of Be, and a specified percentage of Be's remaining employee workforce, remain employees of the Company and accept employment with Palm as of the closing. The aggregate charge against the net gain on the Asset Sale related to severance agreements and bonuses for certain of the Company's executive officers and key employees (including non-cash expenses) was approximately $3.3 million. Service fees related to banker, broker, legal and accounting fees accounted for approximately $2.7 million in additional charges. Other miscellaneous expenses related to the transaction accounted for approximately $131,000.

                                BE INCORPORATED

NOTE 4--BALANCE SHEET ACCOUNTS:


                                                                                      December 31,
                                                                        2001                               2000
                                                                        ----                               ----
                                                                  Cost          Fair Value           Cost           Fair Value
                                                                --------         --------          --------           --------
Cash and cash equivalents
Cash.....................................................        $     4          $     4          $    426           $    426
Money Market.............................................          5,377            5,377                 8                  8
Repurchase Agreements....................................             --               --             6,785              6,785
Corporate Obligations....................................             --               --             1,250              1,250
Commercial paper.........................................                                               994                994

                                                                $  5,381         $  5,381          $  9,463           $  9,463
                                                                ========         ========          ========           ========



                                                                                      December 31,
                                                                        2001                               2000
                                                                        ----                               ----
                                                                  Cost          Fair Value           Cost           Fair Value
                                                                --------         --------          --------           --------
Short-term investments
Federal government obligations.........................               --               --                --                 --
Corporate debt obligations.............................               --               --                --                 --
Commercial paper.........................................                                         $  4,593              4,594
                                                         ---------------  ---------------         ---------              -----
                                                                      --              --          $  4,593            $  4,594
                                                         ===============  ===============         =========           ========


         All short-term investments mature within one year.

                                 BE INCORPORATED

                                                                   December 31,
                                                                 2001      2000
                                                                -----      ----
Property and equipment, net
Computer equipment .........................................  $    21   $ 1,124
Furniture and fixtures .....................................     --         390
                                                              -------   -------
                                                                   21     1,514
Less: accumulated depreciation .............................      (19)   (1,123)
                                                              -------   -------
                                                              $     2   $   391
                                                              =======   =======
Accrued expenses
License and royalty liabilities ............................  $    37   $    70
Payroll and related ........................................     --         932
Other ......................................................       57       500
                                                              -------   -------
                                                              $    94   $ 1,502
                                                              =======   =======
Other assets, net
Technology licenses ........................................  $  --     $ 3,520
Deposits ...................................................       24        24
                                                              -------   -------
                                                                   24     3,544
Less: accumulated amortization .............................     --      (2,496)
                                                              -------   -------
                                                              $    24   $ 1,048
                                                              =======   =======

     Beginning in 1998, the Company entered into other technology license agreements including non cancelable minimum payments. The present value of payments due under these agreements (see Note 6) was recorded as an asset and amortized over the lesser of the term of the agreement or three years, if technological feasibility was established at the date the agreement was signed or as research and development costs if technological feasibility had not been established and there was no alternative future use for the licensed technology. During 2001, 2000 and 1999, costs capitalized under these agreements were nil, $100,000 and $809,000, respectively.

                                 BE INCORPORATED

NOTE 5--DISSOLUTION OF THE COMPANY:

     On March 15, 2002, the Company filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed on October 9, 2001. Following such filing, the Company adopted liquidation accounting. Set forth below is the Company's pro forma balance sheet as of December 31, 2001, as if the certificate had been filed on that date.
Under liquidation accounting, all assets and liabilities are stated at realizable value unlike under going concern accounting where assets and liabilities are stated at historical value.


         PRO FORMA STATEMENT OF NET ASSETS IN LIQUIDATION (IN THOUSANDS)

                                                                           Historical                        Pro Forma
                                                                          December 31,    Adjustments       December 31,
                                                                              2001                              2001
                                                                          ------------    -----------       ------------
Assets
Current assets:
       Cash and cash equivalents.......................................         $ 5,381       $    -           $ 5,381
       Accounts receivable.............................................              66         (66)                 -
       Prepaid and other current assets................................           1,363      (1,363)  (a)            -
                                                                                -------      ------              -----
           Total current assets........................................           6,810      (1,429)             5,381
Property and equipment, net............................................               2            -                 2
Other assets, net of accumulated amortization..........................              24                             24
                                                                                -------      ------              -----
           Total assets................................................         $ 6,836      (1,429)             5,407
                                                                                =======      =======             =====
Liabilities
Current liabilities:
       Accounts payable................................................            $ 96            -              $ 96
       Accrued expenses................................................              94          300  (b)          394
       Technology license obligations, current portion.................             815            -               815
       Deferred revenue................................................              56         (56)                 -
                                                                                -------      ------              -----
           Total current liabilities...................................           1,061          244             1,305
                                                                                -------      ------              -----
Stockholders' Equity:
Common stock, $.001 par value:.........................................              38          (38)                -
Additional paid-in capital.............................................         106,493                              -
                                                                                            (106,493)
Deferred stock compensation..........................................               (39)          39                 -
Accumulated deficit..................................................          (100,717)      100,717                -
                                                                                -------      ------              -----
           Total stockholders' equity..................................          5,775       (5,775)                 -
                                                                                -------      ------              -----
             Total liabilities.........................................         $ 6,836     $(5,775)             1,305
                                                                                -------      ------              -----
             Net assets in liquidation.................................             --          --             $ 4,102
                                                                                =======      =======             =====

(a) This amount is primarily related to liability insurance contracted for in accordance with the dissolution process and discussed in the Definitive Proxy Statement filed on October 9, 2001

(b)  This amount  represents  estimated costs to liquidate the company according
     to  the  plan  of  dissolution  and  consists   primarily  of  $150,000  in
     professional services and $130,000 in salary costs.

                                 BE INCORPORATED
        Notes to Unaudited Consolidated Financial Statements (continued)


NOTE 6--COMMITMENTS AND CONTINGENCIES:

Lease commitments

     The Company leased its facilities under non cancelable operating leases that expired in February 2002. In February 2002, the company entered into a renewable 6 month lease for a small office with a monthly lease payment of approximately $1,300 per month. Future annual minimum lease payments as of December 31, 2001 are as follows (in thousands):

     2002..........................................................        $ 200
     Thereafter..................................................            -
                                                                          ------
                                                                          $ 200
                                                                          ------

     Total rent expense was $1,262,000, $1,308,000 and $1,168,000 for 2001, 2000
and 1999, respectively.

     In addition, the Company has entered into several technology licensing agreements which include non cancelable payments. These payments have been recorded at the net present value using a discount rate of 10% per annum. The future minimum payments under these agreement are as follows:

     2002                                                                 $ 840
                                                                           ----
                                                                            840
     Less discount......................................................    (25)
                                                                            ---
                                                                            815
     Less current portion...............................................     -
                                                                          -----
                                                                          $ 815
                                                                          =====
Contingencies

      Stockholder lawsuit

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. While Be was not named as a party in such demand letter, Be was named as a party on the stockholder's draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, and is currently active in the Superior Court of California. A settlement conference occurred in April 2002 and negotiations are ongoing. A trial, if required, is scheduled for June. Financial Square Partners is seeking damages in the amount of approximately $2.4 million. Prior to this filing, the Company had been participating in communications with the parties involved in an effort to resolve the matter prior to a lawsuit being filed.

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

                                 BE INCORPORATED
        Notes to Unaudited Consolidated Financial Statements (continued)



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

     Prior to the Company's voluntary delisting on March 15, 2002, the Company's shares were traded on the Nasdaq national market system under the symbol "BEOS". The Company's shares now trade on the over-the-counter market under the symbol "BEOSZ".


Mandatorily Redeemable Convertible Preferred Stock

     On closing of the Company's initial public offering in July 1999, the Company's mandatorily redeemable preferred stock automatically converted into 22,498,874 shares of common stock (see above).

     Changes in the mandatorily redeemable convertible preferred stock during 1999 were as follows (in thousands):

                                                                         Amount
     Balance, January 1, 1999..................................       $  38,005
          Accretion to redemption value........................             292
          Conversion to common stock...........................         (38,297)
                                                                        -------
     Balance, December 31, 1999.................................         $   --
                                                                        =======

                                 BE INCORPORATED

Warrants

     The Company has issued fully exercisable warrants to purchase shares of its common stock. None of these warrants were exercised prior to 1999. Warrant activity can be analyzed as follows:

                                                                                      Number                             Number
                                                    Number          Number          of Warrants         Number        of Warrants
                                                   of Shares      of Warrants     Outstanding at      of Warrants    Outstanding at
  Issuance Date     Expiration    Exercise Price   Under the   Exercised in 1999 December 31,1999  Exercised in 2000    December
                       Date           Per share     warrants                                                             31,2000
  -------------     -----------      --------      ---------   ----------------- ----------------  -----------------   --------
   April 1996       March 2001        $1.00      1,219,648          173,546          1,046,102          454,625         591,477
  December 1998   December 2003       $3.25      1,538,462               --          1,538,462               --       1,538,462
May and December
      1998        June 17, 2000       $3.58        112,865          112,865               --                 --             --
                                                ----------          -------     ---------------        ---------     ----------
                                                 2,870,975          286,411          2,584,564          454,625       2,129,939
                                                 =========          =======          =========          =======       =========

                                                     Number                                               Number
                                                  of Warrants        Number           Number           of Warrants
                                                 Outstanding at   of Warrants       of Warrants       Outstanding at
  Issuance Date     Expiration    Exercise Price   December      Exercised in     Expired in 2001   December 31, 2001
                       Date          Per share      31, 2001         2001
  -------------     -----------      ---------     ---------     -------------    ---------------   -----------------
   April 1996       March 2001        $1.00         591,477         179,291            412,186                  --
  December 1998   December 2003       $3.25       1,538,462              --                 --           1,538,462
May and December
      1998        June 17, 2000       $3.58              --              --                 --                  --
                                                --------------  --------------  --------------         --------------
                                                  2,129,939         179,291            412,186           1,538,462
                                                  =========      ===========     =============          =============


     The December 1998 warrants were issued in connection with the issuance of Series 2 preferred stock in December 1998.

     The May and December 1998 warrants were issued for investment banker fees related to the issuance of the Series 2 preferred stock.

                                 BE INCORPORATED

1992 Stock Option Plan

     In 1992 the Company adopted a stock option plan (the "1992 Plan") under which 5,000 shares of the Company's common stock had been reserved for issuance of stock options to employees, directors, or consultants under terms and provisions established by the board of directors. In 1997 and 1998, the Company reserved an additional 5,995,000 shares and 2,000,000 shares, respectively, for issuance under the 1992 Plan. Options granted under the 1992 Plan are immediately exercisable; however, shares exercised under the 1992 Plan are subject to the Company's right of repurchase at the end of the holder's association with the Company. The Company's right of repurchase generally lapses as to 20% of the shares one year from the date of grant and (1)/60th each month thereafter or as to 25% of the shares one year from the date of grant and
(1)/48th each month thereafter. The options expire ten years from the date of grant.

     On March 30, 1999, the board of directors terminated the 1992 Plan.

1999 Equity Incentive Plan

     On March 30, 1999 the Company adopted the Equity Incentive Plan (the "1999 Plan") under which a total of up to 8,000,000 shares of common stock were initially reserved for issuance. This number of shares initially reserved was reduced by the 1,943,347 shares reserved for issuance under options then outstanding under the 1992 Plan. If any of these 1,943,347 options are cancelled, the number of shares reserved under the 1999 Plan will be increased by the number of such cancellations. In addition, at the end of each year an additional number of shares will automatically be added to the number of shares already reserved for issuance under the 1999 Plan. This additional number of shares will be not more than the lesser of 5% of the number of shares of the Company's issued and outstanding common stock as of year end or the number equal to 8% of the number of shares of common stock issued and outstanding at year end less the number of shares of common stock reserved for issuance under the 1999 Plan but not subject to outstanding awards. The 1999 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock purchase rights and stock bonuses to employees, consultants and directors. Incentive stock options may be granted only to employees. The exercise price of incentive stock options granted under the 1999 Plan must be at least equal to the fair market value of the Company's common stock on the date of grant. The exercise price of non-qualified stock options is set by the administrator of the 1999 Plan, but can be no less than 85% of the fair market value. The maximum term of options granted under the 1999 Plan is ten years. Options granted under the terms of the 1999 Plan become exercisable as to 25% of the shares awarded after one year and (1)/48th of the award monthly thereafter.

     Due to the cessation of the Company's business operations, the Company no longer expects to grant stock options under the 1999 Plan.

                                 BE INCORPORATED

     Activity under the Company's Plans is set forth below (in thousands, except per share and share numbers):

                                                                                      Options Outstanding
                                                                      -----------------------------------------------------
                                                                                                                   Average
                                                                                                                   Weighted
                                                      Available                      Price per                     Exercise
                                                      for Grant        Shares          Share          Amount        Price
                                                      ---------        ------        ---------        ------       --------
     Balance, January 1, 1999......................     351,488       2,204,927        0.10-0.35        $ 645       $ 0.29
          Options authorized March.................   5,524,813              --         --                 --           --
             Options authorized December...........     298,435              --         --                 --           --
          Options granted..........................  (4,328,000)      4,328,000      0.35-14.38        22,726         5.25
          Options exercised........................         --         (294,548)     0.10-5.00            (64)        0.22
          Options terminated.......................     928,657        (928,657)     0.10-6.25         (2,875)        3.10
                                                        -------        --------                        ------
     Balance, December 31, 1999 ...................   2,775,393       5,309,722      0.10-14.38        20,432        $3.85
          Options authorized.......................   1,810,145              --         --                 --           --
          Options granted..........................  (3,961,500)      3,961,500      1.00-17.88        32,112         8.11
          Options exercised........................         --         (911,110)     0.10-12.88        (2,226)        2.44
          Options terminated.......................   1,870,409      (1,870,409)     0.10-14.44       (13,662)        7.30
                                                    ----------      -------------                      ------
       Balance, December 31, 2000 .................   2,494,447       6,489,703      0.10-17.88        36,656       $ 5.65
          Options authorized.......................   2,108,580              --         --                 --           --
          Stock bonus awards........................ (1,693,484)              --         --                 --           --
          Options granted..........................    (231,000)        231,000      0.49-1.97            360         1.56
          Options exercised........................         --          (71,569)     0.10-1.00            (21)        0.29
          Options terminated.......................   3,935,575       (3,935,575)   0.10-17.875       (21,939)        5.57
                                                    ----------      -------------                      ------
     Balance, December 31, 2001 ...................   6,614,118       2,713,559     $0.10-$14.75      $15,056       $ 5.55
                                                      =========       =========                       =======

     On November 13, 2001, following the closing of the Asset Sale to Palm, the Company granted 1,693,484 shares to employees under a conditional stock award program entered into on April 19, 2001.

     At December 31, 2001,  2000 and 1999,  2,769,941,  2,339,767  and 2,435,895
outstanding options were exercisable at weighted average exercise prices of $5.40, $4.52 and $2.01. Of these shares, nil shares, 295,869 shares and 848,685 shares at weighted average exercise prices of nil, $0.33 and $0.33, respectively, are subject to the Company's right of repurchase upon exercise. In addition, 35,480, 221,743 and 499,069 shares of the Company's outstanding common stock is subject to the Company's right of repurchase at weighted average prices of $0.25, $0.29 and $0.24, respectively.

1999 Non-Employee Directors' Stock Option Plan

     On March 30, 1999 the board of directors also adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), and have reserved a total of 1,500,000 shares of common stock for issuance thereunder. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. Each initial grant under the Directors' Plan will vest at 1/4th of the shares subject to the option one year after the date of grant and (1)/48th of the shares each month thereafter. The rate of vesting of each subsequent grant will be (1)/48th of the shares on a monthly schedule after the date of grant. The board may amend (subject to stockholder approval as necessary) or terminate the Directors' Plan at any time.

     Due to the cessation of the Company's business operations, the Company no longer expects to grant stock options under this plan.

                                 BE INCORPORATED

     Activity under the 1999 Non-Employee Directors' Stock Option Plan is set forth below (in thousands, except per share and share numbers):

                                                                                     Options Outstanding
                                                                    ------------------------------------------------------
                                                                                                                    Average
                                                                                                                   Weighted
                                                   Available                       Price per                       Exercise
                                                   for Grant        Shares           Share           Amount          Price
                                                   ----------       --------      ----------         --------      ---------

 Options authorized.............................   1,500,000              --       $    --         $    --         $    --
 Options granted................................    (700,000)        700,000       5.00-5.75            3,575         5.11
                                                    ---------        -------                            -----

 Balance, December 31, 1999.....................     800,000         700,000       5.00-5.75            3,575         5.11
 Options granted................................    (100,000)        100,000           16.13            1,612           16.13
 Options terminated.............................      90,625         (90,625)         5.00              (453)         5.00
                                                      ------         --------                           -----

 Balance, December 31, 2000.....................     790,625         709,375      $5.00-16.13          $4,734       $ 6.67
 Options terminated.............................     215,625        (215,625)      5.00-5.75          (1,116)         5.17
                                                     -------        ---------                         -------

 Balance, December 31, 2001.....................   1,006,250         493,750      $5.00-16.13          $3,618       $ 7.33
                                                   =========         =======                           ======



     At  December  31,  2001,  2000 and 1999,  392,708,  285,416 and nil options outstanding were exercisable at weighted average exercise prices of $6.39, $5.08 and nil, respectively.

                                 BE INCORPORATED

Options Outstanding

     The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

                                                               Options Outstanding             Options Exercisable
                                                      -----------------------------------     ----------------------
                                                                    Weighted
                                                                     Average      Weighted                   Weighted
                                                                    Remaining      Average                    Average
                                                       Number      Contractual    Exercise       Number      Exercise
     Exercise Prices                                 Outstanding  Life (years)      Price     Exercisable      Price
     ---------------                                 -----------  ------------      -----     ------------     -----
     $0.10-0.35....................................     641,905       6.83          $0.49         596,342      $0.45
     $1.00-4.56....................................     188,667       8.66          4.17          181,583      $4.22
     $5.00-5.75....................................   1,464,676       7.27          5..06       1,329,116      $5.06
     $6.00-9.00....................................     346,079       8.05          7.26          266,129      $7.22
     $12.88-17.88..................................     565,982       8.09          13.51         396,771     $13.32
                                                        -------                                   -------
                                                      3,207,309       7.49          $5.75       2,769,941      $5.40
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

     At December 31, 2001, the Company had recorded deferred compensation related to these options in an amount of $12,591,000 (net of cancellations), of which $(1,996,000), $2,613,000 and $6,233,000 had been amortized to expense during 2001, 2000 and 1999.

     During 1999, options to purchase 4,173,000 shares of the Company's common stock were granted with exercise prices below the estimated market value at the date of grant; the weighted average exercise prices were $4.98 per share and the deemed weighted average market values of the common stock was $6.81 per share, respectively. During 2000 and 2001, all options were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Value of Options Granted

     The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following assumptions used for grants:
                                              2001          2000          1999
                                              -----        -----         ----
     Expected volatility...........           163%          142%      0% and 60%
     Weighted average risk-free
        interest rate..............          4.50%         6.21%          4.80%
     Expected life.................        2 years       2 years        2 years
     Expected dividends............             0%            0%             0%


     For the period prior to the Company's Initial Public Offering, volatility for the purposes of the SFAS No. 123 calculation was 0%.

     Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 2001, 2000 and 1999 were $328,000, $29,359,000 and $13,919,000, and $1.42, $7.24 and $2.77, respectively.

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

     The first purchases under the Purchase Plan occurred in 2000, during which 166,914 shares were issued under the Purchase Plan at a weighted average purchase price of $4.21. In 2001, 343,262 shares were issued under the Purchase Plan at a weighted average purchase price of $1.13. At December 31, 2001, 989,824 shares were reserved for future issuance under the Purchase Plan.

     Due to the cessation of the Company's business operations, the Company no longer expects any shares of stock to be purchased under the Purchase Plan.

     Under SFAS No. 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions

                                             2001             2000          1999
                                            -----            -----          ----
     Expected volatility..................    163%          142%            60%
     Weighted average risk-free
         interest rate....................   4.31%         6.18%          4.80%
     Expected life........................ 6 months      6 months       6 months
     Expected dividends...................     0%            0%             0%

     Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 2001, 2000 and 1999 was $43,000, $417,000 and $140,000, and $1.19, $3.45 and $1.94,
respectively. .

Pro forma stock compensation

     Had compensation cost been determined based on the fair value at the grant date for the awards made in 1995 and thereafter under the Company's stock option plans and employee stock purchase plan consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                                                           2001        2000       1999
                                                                                           -----       -----      ----
     Net loss attributable to common stockholders--as reported.........................   $(6,342)   $(21,152)  $(24,798)
     Net loss attributable to common stockholders--pro forma...........................   $(6,399)   $(31,855)  $(27,039)
     Net loss per common share--basic and diluted as reported..........................   $ (0.17)    $ (0.60)   $ (1.41)
     Net loss per common share--basic and diluted pro forma............................   $ (0.17)    $ (0.90)   $ (1.54)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

                                 BE INCORPORATED

NOTE 8--INCOME TAXES:

     The components of the net deferred tax asset are as follows (in thousands):

                                                               December 31,
                                                          2001             2000
                                                         -----            -----
     Net operating loss carryforwards...........       $ 30,905        $ 27,492
     Tax credit carryforwards...................          1,770           1,770
     Property and equipment and intangibles.....                             49
     Other.......................................          -                 53
                                                        ------          -------
                                                         32,675          29,364
     Less: valuation allowance......................    (32,675)        (29,364)
                                                       -------          -------
     Net deferred tax asset..........................   $   --          $   --
                                                        =======         =======

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance increased $3.3 million in 2001, $9.4 million in 2000 and $7.9 million in 1999.


     The principal items accounting for the difference between income taxes benefit at the U.S. statutory rate and the benefit from income taxes reflected in the statement of operations are as follows (in thousands):

                                             2001           2000          1999
                                             ----          -----          ----
     Federal benefit at statutory rate..   $ 2,156        $ 7,192       $ 8,332
     Nondeductible expenses.............       679           (890)       (2,242)
     Net operating losses and benefits..    (2,835)        (6,302)       (6,090)
                                            ------         ------         ------
                                           $   --         $   --         $   --
                                           =======        =======        ======


     At December 31, 2001, the Company had approximately $81,745,000 of net operating loss carryforwards and $1,272,000 of research and development credits to offset future federal income taxes. The Company also had approximately $47,718,000 of net operating loss carryforwards and $498,000 of research and development credits to offset future state income taxes. Included in the net operating loss carryforwards referred to above, there are approximately $7,181,000 and $3,591,000 of net operating loss carryforwards for federal and state purposes, respectively, as of December 31, 2001, which relate to stock option deductions. The tax benefit of these additional losses will be credited to additional paid in capital if the Company's deferred tax asset is recognized. These carryforwards expire in the years 2005 through 2021 if not utilized. Due to changes in ownership, the Company's net operating loss and credit carryforwards may become subject to certain annual limitations.

                                 BE INCORPORATED

NOTE 9--401(k) PROFIT SHARING PLAN:

     The Company has a 401(k) Profit Sharing Plan which covers all employees. Under the Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual limitation for any plan year ($10,500 in 2001). Discretionary contributions may be made by the Company. No contributions were made by the Company during 2001, 2000 and 1999.

NOTE 10--GEOGRAPHIC INFORMATION:

     Management uses one measurement of profitability for its business. The Company markets its products and related services to customers in the United States, Europe and Asia.

     All long lived assets are maintained in the United States. Revenue information by geographic area is as follows (in thousands):

                                                                    Net Revenues
     2001
          Americas...............................................       $ 2,693
          Europe.................................................            10
          Asia...................................................            10
                                                                         ------
             Total...............................................       $ 2,713
                                                                        =======

     2000
          Americas...............................................         $ 370
          Europe.................................................            36
          Asia...................................................            74
                                                                         ------
             Total...............................................         $ 480
                                                                         ======

     1999
          Americas...............................................       $ 1,156
          Europe.................................................           755
          Asia...................................................           745
                                                                         ------
             Total...............................................       $ 2,656
                                                                        =======

                                                                     SCHEDULE II

                                 BE INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                     Additions
                                                                     Balance at     Charged to                    Balance at
                                                                     Beginning       Costs and                      Ending
                                                                     of Period       Expenses      Deductions     of Period
 Year Ended December 31, 1999
      Allowance for sales returns.................................      $ 10            $--            $--           $ 10
        Deferred tax asset valuation allowance....................    $12,080         $7,889           $--         $19,969

 Year Ended December 31, 2000
      Allowance for sales returns.................................      $ 10            $--            $--           $ 10
        Deferred tax asset valuation allowance....................     $19969         $9,395           $--         $29,364

 Year Ended December 31, 2001
      Allowance for sales returns.................................      $ 10            $--            $10           $--
        Deferred tax asset valuation allowance....................    $29,364         $ 3,311          $--         $32,675
