Form 10-Q
period 2002-03-31
BE INC
filed 2002-05-15
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

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

                            ------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

- ------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [         ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value --- 38,450,527 shares as of May 15, 2002

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at March 31, 2002...............1

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................2

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to March 31, 2002........................................3

                      Condensed Consolidated Statements of Operations for the period from January 1, 2002 to March 15, 2002 and for the three months ended March 31, 2001................................................................4

                      Condensed Consolidated Statements of Cash Flows of Operations for
                      the period from January 1, 2002 to March 15, 2002 and for the three months ended March 31, 2001................................................................5

                      Notes to Condensed Consolidated Financial Statements................................6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Discontinued Operations.............................................................9

           Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................15

PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings..................................................................16

           Item 2.    Changes in Securities and Use of Proceeds..........................................16

           Item 3.    Defaults Upon Senior Securities....................................................16

           Item 4.    Submission of Matters to a Vote of Security Holders................................16

           Item 5.    Other Information..................................................................17

           Item 6.    Exhibits and Reports on Form 8-K...................................................17

SIGNATURES            ...................................................................................18

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                              March 31, 2002
                                                              ----------------
ASSETS

  Cash and cash equivalents .......................................       $4,679
  Prepaid fees ....................................................           22
  Other assets ....................................................            9
                                                                          ------
    Total assets ..................................................       $4,710
                                                                          ======

LIABILITIES

  Accounts payable ................................................       $   48
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          604

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,192
                                                                          ------
    Net assets in liquidation .....................................       $3,518
                                                                          ======


                  The accompanying notes are an integral part
                         of these financial statements.

                                 BE INCORPORATED
                     Consolidated Balance Sheets - Unaudited
               (in thousands, except share and per share amounts)


                                                                    December 31,
                                                                        2001
                                                                        ----

Assets
Current assets:
       Cash and cash equivalents ....................................   $ 5,381
       Short-term investments .......................................      --
       Accounts receivable ..........................................        66
       Prepaid and other current assets .............................     1,363
                                                                         ------
           Total current assets .....................................     6,810
Property and equipment, net .........................................         2
Other assets, net of accumulated amortization .......................        24
                                                                         ------
           Total assets .............................................   $ 6,836
                                                                         ======

Liabilities and stockholders' equity:
       Accounts payable .............................................   $    96
       Accrued expenses .............................................        94
       Technology license obligations ...............................       815
       Deferred revenue .............................................        56
                                                                         ------
           Total liabilities ........................................     1,061
                                                                         ------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
       Preferred stock, $.001 par value:
         Shares authorized: 2,000,000
         Shares issued and outstanding: none
       Common stock, $.001 par value:
         Shares authorized: 78,000,000 shares
         Shares issued and outstanding: 38,486,007...................        38
Additional paid-in capital...........................................   106,493
Deferred stock compensation..........................................       (39)
Accumulated deficit..................................................  (100,717)
Accumulated other comprehensive income (loss)........................        -
                                                                          ------
           Total stockholders' equity................................     5,775
                                                                         ------
             Total liabilities and stockholders' equity..............   $ 6,836
                                                                         =======


                  The accompanying notes are an integral part
                         of these financial statements.

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                              March 15, 2002 to
                                                               March 31, 2002
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,435
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net liabilities in liquidation at March 31, 2002                  $  3,518
                                                                  ========


                  The accompanying notes are an integral part
                         of these financial statements.

                                 BE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             For the
                                                              Period    Three
                                                            January 1,  Months
                                                              2002 to   Ending
                                                             March 15, March 31,
                                                               2002      2001
                                                           --------    --------

Cost of revenues .......................................        -           251
                                                          --------     --------
Gross profit (loss) ....................................        -          (151)

Operating expenses:
   Research and development ............................        -         2,481
   Sales and marketing .................................        -         1,618
   General and administrative ..........................       551        1,146
   Restructuring charge ................................        -           307
       Total operating expenses ........................       551        5,552
                                                           --------     --------
Loss from operations ...................................      (551)      (5,703)

Interest expense .......................................        -           (15)
Other income and expenses, net .........................         6          161
                                                           --------     --------
Net loss ...............................................      (545)      (5,557)
                                                           ========     ========
Net loss per common share--basic and diluted ...........  $   (.01)    $   (.15)
                                                           ========     ========
Shares used in per common share
   calculation--basic and diluted ......................    38,450       36,194
                                                           ========     ========


                  The accompanying notes are an integral part
                         of these financial statements.

                                 BE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             For the
                                                             Period     Three
                                                            January 1,  Months
                                                              2002 to   Ending
                                                             March 15, March 31,
                                                               2002       2001
                                                           --------    --------
Cash flows from operating activities:
   Net loss ............................................    $ (545)    $ (5,557)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................         1          267
       Amortization of discount on
        technology license obligations .................         5           15
       Loss on disposal of fixed assets ................                      6
       Amortization of deferred stock compensation .....         2          302
       Changes in assets and liabilities
          Accounts receivable ..........................        52         (428)
          Prepaid and other current assets .............        78           (3)
          Accounts payable .............................       (88)        (190)
          Accrued expenses .............................       (53)         202
          Deferred revenue .............................       (56)         368
                                                           --------    --------
            Net cash used in operating activities ......      (604)      (5,018)
                                                           --------    --------
Cash flow provided by investing activities:
   Acquisition of property and equipment ...............        -           (72)
   Acquisition of licensed technology ..................        -          (175)
   Purchases of short-term investments .................        -        (1,728)
   Sales of short-term investments .....................        -         3,588
                                                           --------    --------
            Net cash provided by investing activities ..        -         1,613
                                                           --------    --------
Cash flows provided by financing activities:
Proceeds from issuance of common stock:
     pursuant to common stock options ..................        -            12
     pursuant to common stock warrants .................        -           180
     under Employee Stock Purchase Plan ................        -           324
                                                           --------    --------
            Net cash provided by financing activities ..        -           516
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...      (604)      (2,889)
                                                           --------    --------
Cash and cash equivalents, beginning of period .........     5,381        9,463
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 4,777     $  6,574
                                                           ========    ========


                  The accompanying notes are an integral part
                         of these financial statements.

                                 BE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies:

     Be Incorporated ("Be" or the "Company") was founded in 1990 and prior to the cessation of its business operations offered software platforms designed for Internet appliances and digital media applications.

     The unaudited condensed consolidated financial statements included herein have been prepared by Be pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Be the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While Be believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the unaudited financial statements and accompanying notes included in Be's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

     Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. See "Activities While in Liquidation" below. Additionally, Be's common stock was delisted from the NASDAQ National Market effective March 15, 2002.


Activities While in Liquidation

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement.

     Be expects to continue to incur certain administrative and other costs associated with winding up its affairs.

     The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to Be's shareholders. Further, if Be is subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to Be shareholders. Because of the uncertainties as to the precise net realizable value of Be's assets and the settlement amount of Be's debts and liabilities, Be cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of the liquidation of Be's assets will Be shareholders receive a distribution of those assets.

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                     March 31, 2002

Accrued salaries, wages and benefits                     $   122
Accrued professional fees                                    425
Accrued leases payable                                         5
Miscellaneous accrued expenses                                52
                                                          ------
  Estimated costs during period of liquidation            $  604
                                                          ======


Note 3 - Net Loss Per Share:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented.

     Diluted loss per share was the same as basic loss per share for the three months ended March 31, 2002 and 2001. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 2001, options to purchase approximately 899,000 and 7.1 million shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 31 2001, warrants to purchase approximately 1.5 million shares were outstanding but not included in the calculation because they were anti-dilutive.

NOTE 4 - Legal Contingencies:

     Stockholder lawsuit

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners ("FSP"), a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. Failing to reach a settlement, on May 9, 2001, FSP filed a claim in the Superior Court of California, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants. A settlement conference occurred in April 2002 and a settlement was reached in May 2002 whereby the Company agreed to pay FSP an amount less than the Company's insurance deductible of $250,000. Financial Square Partners was seeking damages in the amount of approximately $2.4 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this document, including without limitation statements to the effect that Be or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Some of such risks and uncertainties are set forth below under "Risk Factors".

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

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors. As of December 31, 2001, we had recorded deferred compensation related to these options in the total amount of $12.6 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $11.9 million had been amortized at December 31, 1999, with $2.6 and $(2.0) million being amortized in 2000 and 2001, respectively. The negative amount shown for 2001 is due to the cancellation of options. Following the filing of the certifcate of dissolution on March 15, 2002, it was deemed that the remaining options no longer had any value and accordingly the remaining deferred compensation balance was cancelled. We amortized the deferred compensation charge monthly over the vesting period of the underlying option. Due to cessation of our business operations, we do not expect to grant stock options to employees, consultants or directors in the future.


Comparison of the period from January 1, 2002 to March 15, 2002 to the Three Month Period ended March 31, 2001

     Since the completion of the Asset Sale to Palm on November 13, 2001, we have generated no material revenues from operations and the vast majority of our expenses have been of a general and administrative nature.

     General and administrative expenses decreased approximately $615,000, or 54%, to $531,000 for the period from January 1, 2002 to March 15, 2002 from $1.1 million for the three month period ended March 31, 2001. In 2002, such expenses are primarily attributable to the rent costs of approximately $242,000 for the lease of our former headquarters in Menlo Park. This lease expired on February 28, 2002. Other expenses included salary costs of approximately $140,000 for the 5 person transition team in charge of winding down operations. After May 15, 2002, we intend for only one employee to remain with the Compnay. Remaining expenses were related to professional fees and also to moving costs for the relocation of the Company's offices.


Statement of Changes in Net Assets in Liquidation from March 16, 2002 to March 31, 2002

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement.

Liquidity and Capital Resources

     Since our inception, we traditionally financed our operations primarily through the sale of our equity securities and through borrowing arrangements. On November 13, 2001, we sold substantially all of our assets to Palm for approximately $11.0 million in Palm stock. That same day, we sold 4,104,478 shares of Palm stock for $10,100,772 in cash, net of brokerage and transaction fees. Cash and cash equivalents and short-term investments decreased approximately $600,000 to $4.8 million at March 15, 2002 from $5.4 million at December 31, 2001. This decrease is primarily attributable to the amounts used to fund the winding down of the Company's operations.

     Since November 2001, we have been winding down our business operations and have substantially reduced our working capital requirements. Our working capital requirements are now minimal and we believe that existing cash and cash equivalents will be sufficient to meet our remaining operating and capital requirements for at least the next twelve months or until a final liquidation occurs. As part of the winding down process, we intend to distribute part of our remaining cash to our shareholders as soon as practicable under Delaware law and dissolution procedures. After that time, we intend to retain only a nominal amount of cash to complete the winding down process.

Critical Accounting Policies

     Use of estimates and liquidation accounting

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

     All activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable.

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

     We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on March 15, 2002 (the "Record Date"), the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing our Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. Although our Common Stock currently trades on the "over-the-counter" securities market, the proportionate interests of our stockholders have been fixed on the basis of their respective stock holdings at the close of business on the Record Date, and, after the Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the Record Date, the seller and purchaser of the stock will need to negotiate and rely on contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

We have not completed an audit of our fiscal 2001 financials that were to be filed with our annual report on From 10-K.

     In order to further curtail expenses in connection with our wind-up and dissolution, we filed unaudited financial statements with our Form 10-K, as amended, for the 2001 fiscal year. Because these financial statements were not audited by an outside auditor, such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant.

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

There  is  no  guarantee   that  our  stock  will   continue  to  be  quoted  on
over-the-counter markets.

     If we are unable to comply with the requirements for continued listing for over-the-counter markets such as the OTC Bulletin Board or the Pink Sheets, our stock may no longer be eligible for quotation on such services. If our stock is removed from quotation from these regulated quotation services, it may further limit the liquidity of our common stock and impair stockholders' ability to buy and sell our shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


        Be's cash equivalents are exposed to financial market risks due to fluctuations and interest rates, which may affect interest income. Due to the short term nature of Be's investment portfolio, Be would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. Be does not use its investment portfolio for trading or other speculative purposes.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Stockholder lawsuit

     As previously disclosed in the Company's filings with the Securities and Exchange Commission, in November 2000, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners ("FSP"), a Be stockholder, alleging damages resulting from the transfer agent's failure to timely issue its stock certificates. Failing to reach a settlement, on May 9, 2001, FSP filed a claim in the Superior Court of California, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants. A settlement conference occurred in April 2002 and a settlement was reached in May 2002 whereby the Company agreed to pay FSP an amount less than the Company's insurance deductible of $250,000. Financial Square Partners was seeking damages in the amount of approximately $2.4 million.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

          (i)  Current Report on Form 8-K, filed March 6, 2002,  announcing that
               (i) on February 19, 2002 Be had filed suit against Microsoft Corporation for the destruction of Be's business resulting from the anticompetitive business practices of Microsoft and (ii) on March 4, 2002, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on March 15, 2002 in accordance with the Plan of Dissolution approved by stockholders on November 12, 2001.

          (ii) Current Report on Form 8-K, filed March 28, 2002, announcing that on March 15, 2002, Be had filed a certificate of dissolution with the Delaware Secretary of State and voluntarily delisted from the Nasdaq National Market.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                                BE INCORPORATED
                                                (Registrant)

                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel