Form 10-K/A
period 2001-12-31
BE INC
filed 2002-06-05
CIK 895921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The   approximate   aggregate   market   value  of  the  common  stock  held  by
non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of May 15, 2002, was approximately $4,194,785.

The number of shares of Common Stock outstanding as of May 15, 2002 was 38,450,527.

                                 BE INCORPORATED

                        FORM 10-K/A AMENDED ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                Table of Contents


PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...    3

Note:The purpose of this amended filing is to correct a typographical error reporting the amount of "Other income and expenses, net" as disclosed in the Consolidated Statements of Operations - Unaudited on page F-3 of the Registrant's Amendment No. 1 to Form 10-K/A filed with the Securities and Exchange Commission on May 7, 2002.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

     The unaudited consolidated financial statements of the registrant are filed as part of this Amendment No. 2 to Annual Report on Form 10-K/A.

         (2) Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts is filed on page F-26 of this Amendment No. 2 to Annual Report on Form 10-K/A.

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

(c)       See Item 14 (a)(3) above.

(d)       See Item 14 (a)(2) above.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on June 5, 2002.


                                       BE INCORPORATED


                                       By:         /S/ DANIEL S. JOHNSTON
                                       -----------------------------------------
                                       Name:       Daniel S. Johnston
                                       Title:      President and General Counsel


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

  Signature                         Title(s)                        Date

 /s/      DANIEL S. JOHNSTON        President and General Counsel   June 5, 2002
 -----------------------------
          Daniel S. Johnston

                   *                Director                        June 5, 2002
 -----------------------------
          P.C. Berndt

                   *                Director                        June 5, 2002
 -----------------------------
          Andrei M. Manoliu

                   *                Director                        June 5, 2002
 -----------------------------
          Barry M. Weinman


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

                                 BE INCORPORATED
                Consolidated Statements of Operations - Unaudited
                    (in thousands, except per share amounts)


                                                                            Year Ended December 31,
                                                                         2001         2000       1999
                                                                      --------    --------    --------
Net revenues ......................................................   $  2,713    $    480    $  2,656
Cost of revenues ..................................................      2,831       1,097       1,436

Gross profit (loss) ...............................................       (118)       (617)      1,220
Operating expenses:
     Research and development, including amortization of deferred
        stock compensation of $(551) in 2001, $794 in 2000 and ....      6,269       9,139      10,429
        $1,927 in 1999
     Sales and marketing, including amortization of deferred stock compensation of $(533) in 2001, $646 in 2000 and $1,692 in
        1999                                                             1,681       7,812      10,966
     General and administrative, including amortization of deferred stock compensation of $(912) in 2001, $1,173 in 2000 and
        $2,614 in 1999 ............................................      2,777       4,740       5,120
     Restructuring expense ........................................        450        --          --
                                                                      --------    --------    --------
          Total operating expenses ................................     11,177      21,691      26,515
                                                                      --------    --------    --------
Loss from operations ..............................................    (11,295)    (22,308)    (25,295)
Interest expense ..................................................        (56)       (155)       (138)
Net gain on Asset Sale ............................................      4,883        --          --
Other income and expenses, net ....................................        126       1,311         927
                                                                      --------    --------    --------
Net loss ..........................................................     (6,342)    (21,152)    (24,506)
                                                                      --------    --------    --------
Other comprehensive gain(loss)
      Unrealized gains(losses) on investments .....................         (1)         18         (17)
Comprehensive loss ................................................   $ (6,343)   $(21,134)   $(24,523)
                                                                      ========    ========    ========
Net loss ..........................................................   $ (6,342)   $(21,152)   $(24,506)
Accretion of mandatorily
   redeemable convertible preferred stock .........................       --          --          (292)
                                                                      --------    --------    --------
Net loss attributable to common stockholders ......................   $ (6,342)   $(21,152)   $(24,798)
                                                                      ========    ========    ========

Net loss per common share--basic and diluted ......................   $  (0.17)   $  (0.60)   $  (1.41)
                                                                      ========    ========    ========

Shares used in per common share
   calculation--basic and diluted .................................     36,762      35,533      17,589
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
