Form 10-Q/A
period 2002-03-31
BE INC
filed 2002-08-08
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2002.

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

Note:The purpose of this amended filing is to correct an inadvertent error in the Registrant's calculation of accrued expenses in liquidation as disclosed and discussed in Item I - Financial Statements, and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations of
Part I - Financial Information of Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2002.

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                              March 31, 2002
                                                              ----------------
ASSETS

  Cash and cash equivalents .......................................       $4,679
  Prepaid fees ....................................................           22
  Other assets ....................................................            9
                                                                          ------
    Total assets ..................................................       $4,710
                                                                          ======

LIABILITIES

  Accounts payable ................................................       $   48
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          854

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,442
                                                                          ------
    Net assets in liquidation .....................................       $3,268
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                              March 15, 2002 to
                                                               March 31, 2002
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                       $  3,268
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

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                     March 31, 2002

Accrued salaries, wages and benefits                     $   122
Accrued professional fees                                    425
Accrued legal settlements                                    250
Accrued leases payable                                         5
Miscellaneous accrued expenses                                52
                                                          ------
  Estimated costs during period of liquidation            $  854
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

Dated: August 8, 2002

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