Form 10-Q
period 2002-06-30
BE INC
filed 2002-08-13
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2002.

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

Common Stock, No Par Value --- 38,450,527 shares as of August 13, 2002

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at June 30, 2002................1

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................2

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to June 30, 2002.........................................3

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

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                                   June 30, 2002
                                                                   -------------
ASSETS

  Cash and cash equivalents .......................................       $4,360
  Other assets ....................................................            5
                                                                          ------
    Total assets ..................................................       $4,365
                                                                          ======
LIABILITIES

  Accounts payable ................................................       $   78
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          457

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,075
                                                                          ------
    Net assets in liquidation .....................................       $3,290
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                              March 16, 2002 to
                                                                June 30, 2002
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                          3,268
    Recoveries and refunds, net                                          5
    Earnings on cash and cash equivalents                               17
                                                                  --------
Net assets in liquidation at June 30, 2002                        $  3,290
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

                                 BE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             For the
                                                              Period    Three
                                                            January 1,  Months
                                                              2002 to   Ending
                                                             March 15, March 31,
                                                               2002      2001
                                                            ---------   --------

Net revenues ...........................................        -           100
Cost of revenues .......................................        -           251
                                                           --------     --------
Gross profit (loss) ....................................        -          (151)

Operating expenses:
   Research and development ............................        -         2,481
   Sales and marketing .................................        -         1,618
   General and administrative ..........................       551        1,146
   Restructuring charge ................................        -           307
       Total operating expenses ........................       551        5,552
                                                           --------     --------
Loss from operations ...................................      (551)      (5,703)

Interest expense .......................................        -           (15)
Other income and expenses, net .........................         6          161
                                                           --------     --------
Net loss ...............................................      (545)      (5,557)
                                                           ========     ========
Net loss per common share--basic and diluted ...........  $   (.01)    $   (.15)
                                                           ========     ========
Shares used in per common share
   calculation--basic and diluted ......................    38,450       36,194
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

                                 BE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             For the
                                                             Period     Three
                                                            January 1,  Months
                                                              2002 to   Ending
                                                             March 15, March 31,
                                                               2002       2001
                                                            ---------   --------
Cash flows from operating activities:
   Net loss ............................................    $ (545)    $ (5,557)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...................         1          267
       Amortization of discount on
        technology license obligations .................         5           15
       Loss on disposal of fixed assets ................                      6
       Amortization of deferred stock compensation .....         2          302
       Changes in assets and liabilities
          Accounts receivable ..........................        52         (428)
          Prepaid and other current assets .............        78           (3)
          Accounts payable .............................       (88)        (190)
          Accrued expenses .............................       (53)         202
          Deferred revenue .............................       (56)         368
                                                           --------    --------
            Net cash used in operating activities ......      (604)      (5,018)
                                                           --------    --------
Cash flow provided by investing activities:
   Acquisition of property and equipment ...............        -           (72)
   Acquisition of licensed technology ..................        -          (175)
   Purchases of short-term investments .................        -        (1,728)
   Sales of short-term investments .....................        -         3,588
                                                           --------    --------
            Net cash provided by investing activities ..        -         1,613
                                                           --------    --------
Cash flows provided by financing activities:
Proceeds from issuance of common stock:
     pursuant to common stock options ..................        -            12
     pursuant to common stock warrants .................        -           180
     under Employee Stock Purchase Plan ................        -           324
                                                           --------    --------
            Net cash provided by financing activities ..        -           516
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...      (604)      (2,889)
                                                           --------    --------
Cash and cash equivalents, beginning of period .........     5,381        9,463
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 4,777     $  6,574
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

     Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Beacause the Company no longer has business operations or operating, investing or financing activities while in liquidation, the Company's condensed consolidated statements of operations and statements of cash flows in this Quarterly Report on Form 10-Q compare the period from January 1, 2002 to March 15, 2002 with the three month period ending March 31, 2001 in accordance with the requirements of the liquidation basis of accounting. See "Activities While in Liquidation" below. Additionally, Be's common stock was delisted from the NASDAQ National Market effective March 15, 2002.


Activities While in Liquidation

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents.


     Be expects to  continue  to incur  certain  administrative  and other costs
associated  with  winding  up  its  affairs.   These  costs  have  been  accrued
(See Note 2).

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

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                     June 30, 2002

Accrued salaries, wages and benefits                     $    86
Accrued professional fees                                    329
Accrued leases payable                                         8
Miscellaneous accrued expenses                                34
                                                          ------
  Estimated costs during period of liquidation            $  457
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

     Our research and development expenses consisted primarily of compensation and related costs for research and development personnel. We also included in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements were expensed as incurred. These costs included the cost of licensing technology that was incorporated into a product or an enhancement that was still in preliminary development, and for which technological feasibility had not been established. Once the product was further developed and technological feasibility had been established, development costs were capitalized until the product was available for general release. Products and enhancements have generally reached technological feasibility and were released for sale at substantially the same time. As we have ceased business operations, we do not expect to incur any research and development expenses in the future.

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

     General and administrative expenses consisted primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect our general and administrative expenses in the future to be minimal as we intend for only one employee to continue to remain with the Company in order to facilitate the wind up of the company's operations and to oversee legal proceedings.

     In the past, we marketed and sold our products in the United States and internationally. International sales of products accounted for approximately 0%, 23% and 56% of total revenues in 2001, 2000 and 1999, respectively. We do not expect to generate any revenues in the near or extended future.

     From time to time in the past, we have granted stock options to employees, consultants and non-employee directors. As of December 31, 2001, we had recorded deferred compensation related to these options in the total amount of $12.6 million, net of cancellations, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of options at the date of grant. Of this amount, $11.9 million had been amortized at December 31, 1999, with $2.6 and $(2.0) million being amortized in 2000 and 2001, respectively. The negative amount shown for 2001 is due to the cancellation of options. Following the filing of our certificate of dissolution on March 15, 2002, it was deemed that the remaining options no longer had any value and accordingly the remaining deferred compensation balance was cancelled. We amortized the deferred compensation charge monthly over the vesting period of the underlying option. Due to cessation of our business operations, we will not grant stock options to employees, consultants or directors in the future.


Comparison of the period from January 1, 2002 to March 15, 2002 to the Three Month Period ended March 31, 2001

     Since the completion of the Asset Sale to Palm on November 13, 2001, we have generated no material revenues from operations and the vast majority of our expenses have been of a general and administrative nature.

     General and administrative expenses decreased approximately $615,000, or 54%, to $531,000 for the period from January 1, 2002 to March 15, 2002 from $1.1 million for the three month period ended March 31, 2001. In 2002, such expenses are primarily attributable to the rent costs of approximately $242,000 for the lease of our former headquarters in Menlo Park. This lease expired on February 28, 2002. Other expenses included salary costs of approximately $140,000 for the 5 person transition team in charge of winding down operations. Remaining expenses were related to professional fees and also to moving costs for the relocation of the Company's offices. After May 15, 2002, only one employee remains with the Company.


Statement of Changes in Net Assets in Liquidation from March 16, 2002 to June 30, 2002

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents.

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

We did not perform an audit of our fiscal 2001 financials that were filed with our annual report on Form 10-K.

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

     If we are unable to comply with the requirements for continued listing for over-the-counter markets such as the Pink Sheets, our stock may no longer be eligible for quotation on such services. For example, following our failure to timely file audited financial statements with our Annual Report on Form 10-K for the 2001 fiscal year, our stock was removed from quotation on the OTC Bulletin Board. The removal of our stock from quotation from regulated quotation services may further limit the liquidity of our common stock and impair stockholders' ability to buy and sell our shares.

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

We may continue to incur the expense of complying with public company reporting requirements and the risk of not fully complying with such requirements.

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

    In addition, in order to preserve proceeds for distribution to stockholders, the Company filed unaudited financial statements with its Annual Report on Form 10-K, as amended, for the 2001 fiscal year. As a result, the Company is not currently in compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Company's President cannot make certain certifications in connection with the filing of this periodic report as required by the Sarbanes-Oxley Act of 2002.

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

Dated: August 13, 2002

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