Form 10-Q
period 2002-09-30
BE INC
filed 2002-11-13
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2002.

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

Common Stock, No Par Value --- 38,450,527 shares as of November 13, 2002

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at September 30, 2002...........1

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................2

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to September 30, 2002....................................3

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

           Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................15

           Item 4.    Controls and Procedures............................................................15

PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings..................................................................16

           Item 2.    Changes in Securities and Use of Proceeds..........................................16

           Item 3.    Defaults Upon Senior Securities....................................................16

           Item 4.    Submission of Matters to a Vote of Security Holders................................16

           Item 5.    Other Information..................................................................17

           Item 6.    Exhibits and Reports on Form 8-K...................................................17

SIGNATURES            ...................................................................................18
CERTIFICATIONS        ...................................................................................19

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                              September 30, 2002
                                                              ------------------
ASSETS

  Cash and cash equivalents .......................................       $4,249
  Other assets ....................................................            3
                                                                          ------
    Total assets ..................................................       $4,252
                                                                          ======
LIABILITIES

  Accounts payable ................................................       $   63
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          529

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,132
                                                                          ------
    Net assets in liquidation .....................................       $3,120
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                             March 16, 2002 to
                                                             September 30, 2002
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                       $  3,268
    Recoveries and refunds, net                                          5
    Earnings on cash and cash equivalents                               17
                                                                  --------
Net assets in liquidation at June 30, 2002                        $  3,290
    Recoveries and refunds, net                                       (186)
    Earnings on cash and cash equivalents                               16
                                                                  --------
Net assets in liquidation at September 30, 2002                   $  3,120
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

     Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Because the Company no longer has business operations or operating, investing or financing activities while in liquidation, the Company's condensed consolidated statements of operations and statements of cash flows in this Quarterly Report on Form 10-Q compare the period from January 1, 2002 to March 15, 2002 with the three month period ending March 31, 2001 in accordance with the requirements of the liquidation basis of accounting. See "Activities While in Liquidation" below. Additionally, Be's common stock was delisted from the NASDAQ National Market effective March 15, 2002.


Activities While in Liquidation

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the period from July 1, 2002 to September 30, 2002 were primarily a result of salary payments, professional fees and other costs related to the Company's liquidation and dissolution.


     Be expects to continue to incur certain administrative, legal and other costs associated with winding up its affairs. These costs have been accrued (See
Note 2).

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

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                    September 30, 2002

Accrued salaries, wages and benefits                     $   201
Accrued professional fees                                    280
Accrued leases payable                                        20
Miscellaneous accrued expenses                                28
                                                          ------
  Estimated costs during period of liquidation            $  529
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

NOTE 4 - Legal Contingencies:

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz.

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

     General and administrative expenses consisted primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect our general and administrative expenses in the future to be minimal. However, we continue to incur legal, accounting and other professional fees related to the Company's liquidation and dissolution, continue to lease rental space and continue to employ Dan Johnston, our President and General Counsel, in order to facilitate the wind up of the Company's operations and to oversee legal proceedings.

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


Statement of Changes in Net Assets in Liquidation from March 16, 2002 to September 30, 2002

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the period from July 1, 2002 to September 30, 2002 were primarily a result of salary payments, professional fees and other costs related to the Company's liquidation and dissolution.

Liquidity and Capital Resources

     Since our inception, we traditionally financed our operations primarily through the sale of our equity securities and through borrowing arrangements. On November 13, 2001, we sold substantially all of our assets to Palm for approximately $11.0 million in Palm stock. That same day, we sold 4,104,478 shares of Palm stock for $10,100,772 in cash, net of brokerage and transaction fees. Cash and cash equivalents and short-term investments decreased approximately $600,000 to $4.8 million at March 15, 2002 from $5.4 million at December 31, 2001. This decrease was primarily attributable to the amounts used to fund the winding down of the Company's operations.

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


ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures.

     Our President and General Counsel, who acts as the Company's chief executive officer and chief financial officer, as evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date") and has concluded that these controls and procedures are effective.

Changes in internal controls.

     There have been no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Limitations on the Effectiveness of Controls.

     The company's management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz.

     Be is seeking recovery of an unspecified amount of damages for the benefit of the Company and its stockholders.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

     Current Report on Form 8-K, filed August 29, 2002, announcing that (i) on August 21, 2002 the Judicial Panel on Multidistrict Litigation ordered Be's antitrust lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz, and (ii) the court's scheduling of a pretrial proceedings status conference for the attorneys of all parties whose cases against Microsoft will be coordinated by the judge, and that at an appropriate time, Be will be entitled to have its case transferred back to the federal court in Oakland, unless Be consents to a trial of its case in Baltimore.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002

                                                BE INCORPORATED
                                                (Registrant)

                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel

                                   Certifications


I, Daniel S. Johnston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Be Incorporated ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002



                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel*

*Mr. Johnston is acting as chief executive officer and chief financial officer of the Company.