Form 10-K
period 2002-12-31
BE INC
filed 2003-03-31
CIK 895921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26387

BE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	94-3123667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

655 West Evelyn Avenue, Suite 6, Mountain View, California 94041

(Address of principal executive offices, including zip code)

(650) 965-4842

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market, as of March 15, 2002 (the effective date of filing of the Company’s Certificate of Dissolution with the Delaware Secretary of State, and the delisting of the Company’s stock from the Nasdaq National Market), was approximately $5,383,074.

The number of shares of Common Stock outstanding as of March 15, 2002 was 38,450,527.

BE INCORPORATED

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2002

PART I

ITEM 1.    BUSINESS

BUSINESS OF BE INCORPORATED

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S BUSINESS, MANAGEMENT’S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” “LIKELY” AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER “FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION” AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”). THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS TITLED “FACTORS AFFECTING OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION” AND “BUSINESS” UNDER ITEM 1 IN THIS ANNUAL REPORT ON FORM 10-K.

Be was founded in 1990 and prior to the cessation of its business operations offered software solutions designed for Internet appliances and digital media applications.

Prior to the cessation of business operations Be’s software solution products consisted of (i) BeIA: the Complete Internet Appliance Solution TM, comprised of three components: BeIA Client Platform, BeIA Management and Administration Platform and BeIA Integration Services; and (ii) BeOS, our operating system designed for digital media applications. Prior to 1998, Be had no revenues and our operations consisted primarily of research and development. In December 1998, Be shipped the first version of BeOS, our desktop operating system targeted primarily to end users. Prior releases of BeOS were targeted primarily to software developers. Having experienced losses and negative cash flow from operations since inception, in the latter half of 1999 we began a review of our BeOS desktop operating system business model and its potential to create stockholder value. As a result of the barriers to entry and intense competition in the market relevant to the BeOS operating system, the then anticipated market for the BeIA operating system and the limited resources available to Be for the development and marketing of its products, we announced our intention to shift our primary focus from the marketing and distribution of BeOS to the development, marketing and deployment of BeIA, our software solution intended for Internet appliances.

While we were initially successful in 2000 in rapidly entering the developing Internet appliance market, and our efforts culminated in the execution of a contract with Sony for its eVilla Network Entertainment Center in early 2001, the Internet appliance market as a whole unfortunately failed to materialize as anticipated. Despite our efforts in the Internet appliance market, Be’s financial difficulties continued and we were unable to generate revenues sufficient to meet operating expenses. In April and July of 2001, we substantially reduced our workforce and announced the elimination of our sales and marketing departments in order to conserve resources.

We undertook extensive activities since early 2000 to evaluate and pursue financing alternatives for the company to allow for its continuation and the creation of value for Be stockholders. We endeavored to obtain additional equity capital from numerous sources. Private placements with institutions, funds and private investors, equity lines of credit and private placements with strategic investors were all thoroughly investigated. By the end of March 2001, it was clear no adequate source of capital was available on terms beneficial to Be stockholders. Faced with this reality, our board of directors approved the exploration of strategic and financial alternatives for maximizing stockholder value. Alternatives considered included, but were not limited to, a merger or similar business combination, an equity investment by a strategic investor, or the sale of all or substantially all of the business or assets for stock or cash in a transaction of the type ultimately entered into with Palm, Inc. (“Palm”).

Beginning in April 2001, we worked with professional financial advisors with the intent of maximizing the return of value to stockholders under the circumstances. We conducted an extensive search for potential interested parties, directly contacted a number of these parties and discussed with them a variety of possible transactions. As part of this effort, we held numerous discussions and negotiations with third parties, including Palm, in an effort to obtain financing necessary to the continuation or the potential sale of Be’s business. Except for the proposed transaction with Palm, these discussions did not result in any acceptable offers and during this period our financial resources continued to deteriorate.

On August 16, 2001, our Board of Directors unanimously adopted resolutions approving the sale of substantially all Be’s intellectual property and other technology assets (the “Asset Sale”) to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm pursuant to an Asset Purchase Agreement dated August 16, 2001, as amended on September 10, 2001 (the “Purchase Agreement”). On October 9, 2001, we filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of the Company pursuant to a plan of dissolution (the “Plan of Dissolution”). The Plan of Dissolution provides for the orderly liquidation of Be’s remaining assets, the winding-up of Be’s business and operations and the dissolution of the Company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the Company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

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

Pursuant to the terms of the Asset Sale, we also retained certain rights, assets and liabilities in connection with the transaction, including our cash and cash equivalents, receivables, certain contractual liabilities under in-licensing agreements, and rights to assert and bring certain claims and causes of action, including under antitrust laws. On February 15, 2002, we engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be’s business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems (the “Microsoft Litigation”). On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the Microsoft Litigation transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz.

Following the approval of the Board to proceed with the liquidation and dissolution of the Company, on March 15, 2002 we filed a certificate of dissolution with the Delaware Secretary of State in accordance with the Plan of Dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2001. We set a record date of March 15, 2002 (the “Record Date”) for purposes of determining the stockholders that will be eligible to participate in the distribution of Be’s assets, if any. Also on that day, we closed our stock transfer books and ceased recording transfers of shares of our Common Stock. We also voluntarily delisted from the Nasdaq National Market and our shares stopped trading on the Nasdaq beginning the next trading day following the filing of the certificate of dissolution.

Pursuant to Delaware law, Be will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, solely for the purposes of prosecuting and defending lawsuits (including but not limited to pursuing its antitrust case against Microsoft), settling and closing its business in an orderly manner, disposing of any remaining property, discharging its liabilities and distributing to its stockholders any remaining assets, but not for the purpose of continuing any business. In accordance with the Plan of Dissolution, after payment in full of all claims finally determined to be due, we will make distributions of any remaining assets (including assets acquired after the Record Date), if any, only to stockholders of record as of the Record Date. The timing and amounts of any such distributions will be determined by our Board of Directors in accordance with the Plan of Dissolution. We may also establish a liquidating trust for the purpose of pursuing the Microsoft Litigation, liquidating the remaining assets of Be, paying or providing for the payment of Be’s remaining liabilities and obligations, and making distributions to Be’s stockholders, if any. If a liquidating trust is established, stockholders will receive beneficial interests in the assets transferred to the liquidating trust in proportion to the number of Be’s shares owned by such stockholders as of the Record Date.

Employees

As of December 31, 2002, we had only one general and administrative employee, our President and General Counsel who remains with the Company in order to facilitate the wind up of the Company’s activities.

Available Information

We maintain a site on the world-wide web at www.beincorporated.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our stockholders may be liable to our creditors for an amount up to the amount received from Be if our reserves for payments to creditors are inadequate.

Although we filed a certificate of dissolution on March 15, 2002 with the State of Delaware, Be will continue to exist for three years following this date or for such longer period as the Delaware Court of Chancery shall direct for the purpose of prosecuting and defending lawsuits and enabling Be to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under Delaware law, in the event Be fails to create an adequate contingency reserve for payment of its expenses and liabilities during this period, each Be stockholder could be held liable for payment to Be’s creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from Be (and from any liquidating trust or trusts). As a result, a stockholder could be required to return all distributions previously made to such stockholder and would receive no amounts from Be under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Although Be intends to exercise caution in setting up its contingency reserve and making distributions to stockholders, there can be no assurance that the contingency reserve established by Be will be adequate to cover our expenses and liabilities.

Our stock transfer books were closed on March 15, 2002, the final record date, after which any trades will not be recorded by us.

We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on March 15, 2002 (the “Record Date”), the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing our Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. Although our Common Stock currently trades on the “over-the-counter” securities market, the proportionate interests of our stockholders have been fixed on the basis of their respective stock holdings at the close of business on the Record Date, and, after the Record Date, any distributions made by us will be made solely to the stockholders of record at the close of business on the Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the Record Date, the seller and purchaser of the stock will need to negotiate and rely on contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

Our financial statements for the 2001 and 2002 fiscal years have not been audited.

We did not perform an audit of our fiscal 2001 or 2002 financials that were filed with our annual reports on Form 10-K. In order to further curtail expenses in connection with our wind-up and dissolution, we filed unaudited financial statements with our Form 10-K, as amended, for the 2001 fiscal year and again with our Form 10-K for the 2002 fiscal year. Because these financial statements were not audited by an outside auditor, such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. In addition, the fact that our 2001 and 2002 financial statements have not been audited could subject us to penalties or other sanctions, which could harm our shareholders.

Our stock was delisted from the Nasdaq National Market on March 15, 2002 and is significantly less liquid than before.

We voluntarily requested that our stock be delisted from trading on the Nasdaq Stock Market on March 15, 2002 due to the fact that we had ceased our business operations. Following delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission. There is no guarantee that our stock will continue to be quoted on over-the-counter markets. If we are unable to comply with the requirements for continued listing for over-the-counter markets such as the Pink Sheets, our stock may no longer be eligible for quotation on such services. For example, following our failure to timely file audited financial statements with our Annual Report on Form 10-K for the 2001 fiscal year, our stock was removed from quotation on the OTC Bulletin Board. The removal of our stock from quotation from regulated quotation services may further limit the liquidity of our Common Stock and impair stockholders’ ability to buy and sell our shares.

We cannot guarantee how much cash, if any, will be available to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution.

There is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up Be’s business. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Record Date, and after such date, any distributions made by us will be made solely to stockholders of record on the close of business on the Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion.

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

On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be’s business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz. While Susman Godfrey was hired by Be to represent the company and to seek a recovery for the benefit of stockholders, Susman Godfrey does not directly represent the stockholders themselves, either individually or as a class. The filing of the antitrust lawsuit or the engagement of legal counsel for that purpose does not guarantee that the outcome of the suit will be in Be’s favor or that stockholders can assume that any distribution of proceeds will occur as a result of a settlement of the lawsuit or a judgment against Microsoft. In addition, we have engaged Susman Godfrey on a contingency basis such that any amounts collected as a result of a settlement of the lawsuit or a judgment against Microsoft would be divided between Be, for the benefit of its stockholders, and Susman Godfrey under the terms of the engagement letter entered into between the parties.

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

The success of the Plan of Dissolution depends in large part upon Be’s ability to retain the services of its current President and Board of Directors. For this reason, Be approved incentive arrangements with its President and the three remaining members of its Board of Directors. Despite these arrangements, the retention of qualified personnel is particularly difficult under Be’s current circumstances.

We may continue to incur the expense of complying with public company reporting requirements and the risk of not fully complying with such requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. We may face additional expenses or be forced to pay penalties if it is determined that we are not in compliance with reporting or other requirements.

The decline in the value of our stock and our resulting cessation of business operations and dissolution could give rise to securities class action claims against us, which could deplete any proceeds that may be distributed to stockholders.

Securities class action claims have been brought against companies in the past where the market price of the company’s securities has fallen due to an inability of the company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders. In addition, in order to preserve proceeds for distribution to stockholders, we filed unaudited financial statements with its Annual Report on Form 10-K, as amended, for the 2001 fiscal year and with its Annual Report on Form 10-K for the 2002 fiscal year. As a result, we are not currently in compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and our President cannot make certain certifications in connection with the filing of this periodic report as required by the Sarbanes-Oxley Act of 2002.

ITEM 2.    PROPERTIES

The lease on our principal executive offices located in approximately 23,963 square feet of space in Menlo Park, California, expired on February 28, 2002. We now lease an office of approximately 400 square feet in Mountain View, California.

ITEM 3.    LEGAL PROCEEDINGS

Stockholder lawsuit

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, in November 2000, our stock transfer agent, Wells Fargo Bank Minnesota, N.A., received a demand letter from Financial Square Partners, a Be stockholder, alleging damages resulting from the transfer agent’s failure to timely issue its stock certificates. While Be was not named as a party in such demand letter, Be was named as a party on the stockholder’s draft claim attached to the demand letter. On May 9, 2001, the claim was in fact filed in the Superior Court of California, naming Be and Wells Fargo Bank Minnesota, N.A. as defendants, seeking damages in the amount of approximately $2.4 million. A settlement was reached in May 2002 whereby the Company agreed to pay FSP an amount less than the Company’s insurance deductible of $250,000, and the case was subsequently dismissed.

Antitrust lawsuit

On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be’s business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz.

Be is seeking recovery of an unspecified amount of damages for the benefit of the company and its stockholders.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year ending December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our Common Stock was traded on the Nasdaq National Market (“NNM”) under the symbol “BEOS” from July 19, 1999 to March 15, 2002. On March 15, 2002, we voluntarily delisted from the NNM and our shares stopped trading on the NNM effective March 18, 2002. The following table shows, for the periods indicated, the high and low per share prices of Common Stock, as reported on the NNM. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 1999	$10.93	$5.87
December 31, 1999	$39.56	$3.28

March 31, 2000	$24.44	$12.13
June 30, 2000	$17.00	$4.00
September 30, 2000	$6.44	$3.75
December 31, 2000	$6.44	$0.53

March 31, 2001	$2.88	$0.78
June 30, 2001	$1.59	$0.44
September 30, 2001	$0.66	$0.11
December 31, 2001	$0.22	$0.08

From January 1, 2002 to March 15, 2002	$0.15	$0.09

On March 15, 2002, the closing price of our Common Stock as listed on the NNM was $ 0.14 per share. Since March 18, 2002, our Common Stock has traded on “over-the-counter” securities markets such as the “Pink Sheets” market.

Stockholders

As of March 15, 2002, the date we closed our transfer books, we had approximately 335 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

None

ITEM 6.    SELECTED FINANCIAL DATA

The tables that follow present portions of our unaudited consolidated financial statements and are not complete. You should read the following selected financial information in conjunction with our Unaudited Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management has made estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In preparing these unaudited financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Due to the dissolution of the Company and the cessation of our business operations, we believe that the affect of certain accounting policies related to our business operations and our results of operations may no longer be material going-forward. However, it is our belief that certain accounting policies related to our 2002 financial statements remain important to an understanding of our remaining liquidation efforts and the results for the fiscal year 2002.

Consolidated Statement of Net Assets in Liquidation (Unaudited):

As of December 31, 2002
(in thousands)
Assets
Cash and cash equivalents	$4,174
Other assets	3

Total assets	4,177

Liabilities
Accounts payable	$38
Technology license obligations	540
Estimated costs during liquidations	480
Contingent liabilities	—

Total liabilities	1,050

Net assets in liquidation	$3,119

Consolidated Statement of Changes in Net Assets in Liquidation (Unaudited):

For the Period from March 16, 2002 to December 31, 2002
(in thousands)
Net assets in liquidation at March 16, 2002	$3,185
Recoveries and refunds, net	(120)
Earnings on cash and cash equivalents	54

Net assets in liquidation at December 31, 2002	$3,119

Consolidated Balance Sheet Data (Unaudited):

	As of December 31,
	1998	1999	2000	2001
	(in thousands)
Cash, cash equivalents and short-term investments	$11,648	$29,129	$14,057	$5,381
Working capital	9,702	26,740	12,205	5,749
Total assets	13,634	32,310	16,071	6,836
Mandatory redeemable convertible preferred stock	38,005	—	—	—
Total stockholders’ equity (deficit)	$(27,900)	$28,427	$13,324	$5,775

Consolidated Statement of Operations Data:

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	For the Period January 1, 2002 to March 15, 2002
	(in thousands, except per share data)
Net revenues	$2,656	$480	$2,713	—
Cost of revenues	1,436	1,097	2,831	—

Gross profit (loss)	1,220	(617)	(118)	—
Operating expenses (1):
Research and development	10,429	9,139	6,269	—
Sales and marketing	10,966	7,812	1,681	—
General and administrative	5,120	4,740	2,777	551
Restructuring expense	—	—	450	—

Total operating expenses	26,515	21,691	11,177	(551)

Loss from operations	(25,295)	(22,308)	(11,295)	—
Other income, net (2)	789	1,156	4,953	6

Net loss	$(24,506)	$(21,152)	$(6,342)	$(545)

Net loss attributable to common stockholders	$(24,798)	$(21,152)	$(6,342)	$(545)

Net loss per common share—basic and diluted (3)	$(1.41)	$(0.60)	$(0.17)	$(0.01)

Shares used in per common share calculation—basic and diluted (3)	17,589	35,533	36,762	38,450

(1)	Operating expenses include the amortization of deferred compensation which was recorded by us and which represents the difference between the deemed fair value of our Common Stock, as determined for accounting purposes, and the exercise price of options at the date of grant. For the purposes of the financial statements, this expense was disclosed as being applicable to each line item as follows:

	Year Ended December 31,
	1998	1999	2000	2001
	(in thousands)
Analysis of the amortization of deferred compensation:
Research and development	$1,747	$1,927	$794	$(551)
Sales and marketing	833	1,692	646	(533)
General and administrative	1,301	2,614	1,173	(912)

Total amortization of deferred stock compensation	$3,881	$6,233	$2,613	$(1,996)

A similar analysis was not performed for the period beginning January 1, 2002 to March 15, 2002

(2)	On November 13, 2001, we sold substantially all of our intellectual property and other technology assets to Palm for a total net gain of approximately $4.9 million.

(3)	See Note 3 of Notes to Unaudited Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common share—basic and diluted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S BUSINESS, MANAGEMENT’S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” “LIKELY” AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER “FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION” AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”). THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS TITLED “FACTORS AFFECTING OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION” AND “BUSINESS” UNDER ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, THE EFFECTIVE LIQUIDATION OF THE COMPANY’S ASSETS, THE ORDERLY WIND DOWN OF THE COMPANY, THE SETTLEMENT OF ALL CREDITOR AND OTHER CLAIMS AGAINST THE COMPANY, THE DISTRIBUTION OF ANY CASH OR OTHER ASSETS TO STOCKHOLDERS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K OR TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

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

In 2002, minimal revenues were generated through royalty payments due under contracts entered into prior to the cessation of Be’s business. As a result of the sale of our assets and the cessation of our business operations, we do not expect to generate any future revenues.

Our research and development expenses consisted primarily of compensation and related costs for research and development personnel. We also included in research and development expenses the costs relating to licensing of technologies and amortization of costs of software tools used in the development of our operating system. Costs incurred in the research and development of new releases and enhancements were expensed as incurred. These costs included the cost of licensing technology that was incorporated into a product or an enhancement that was still in preliminary development, and for which technological feasibility had not been established. Once the product was further developed and technological feasibility had been established, development costs were capitalized until the product was available for general release. Products and enhancements had generally reached technological feasibility and were released for sale at substantially the same time. As we have ceased business operations, we do not expect to incur any research and development expenses in the future.

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

General and administrative expenses consisted primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect our general and administrative expenses in the future to be minimal. However, we continue to incur legal, accounting and other professional fees related to the Company’s liquidation and dissolution, continue to lease rental space and continue to employ Dan Johnston, our President and General Counsel, in order to facilitate the wind up of the Company’s operations and to oversee legal proceedings.

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

Activities While in Liquidation

Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to September 30, 2002 and from October 1, 2002 to December 31, 2002 were primarily a result of salary payments, professional fees and other costs related to the Company’s liquidation and dissolution.

Be expects to continue to incur certain administrative, legal and other costs associated with winding up its affairs. These costs have been accrued (See Note 2).

The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to Be’s shareholders. Further, if Be is subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to Be shareholders. Because of the uncertainties as to the precise net realizable value of Be’s assets and the settlement amount of Be’s debts and liabilities, Be cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of the liquidation of Be’s assets will Be shareholders receive a distribution of those assets

Critical Accounting Policies

Use of Liquidation Accounting

On March 15, 2002, the Company filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed on October 9, 2001. Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Because the Company no longer has business operations or operating, investing or financing activities while in liquidation, the Company’s condensed consolidated statements of operations and statements of cash flows in this Annual Report on Form 10-K compare the period from January 1, 2002 to March 15, 2002 with the three month period ending March 31, 2001 in accordance with the requirements of the liquidation basis of accounting.

Use of Unaudited Financials

In order to further curtail expenses in connection with our wind-up and dissolution, we filed unaudited financial statements with our Annual Report on Form 10-K, as amended, for the 2001 fiscal year and again with this Annual Report on Form 10-K for the 2002 fiscal year. Because these financial statements were not audited by an outside auditor, such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. Our discussion and analysis of our financial condition and results of operations are based upon these unaudited financial statements. Due to the dissolution of the Company and the cessation of our business operations, we believe that the affect of certain accounting policies related to our business operations and our results of operations may no longer be material going-forward. However, it is our belief that certain accounting policies related to our 2002 financial statements remain important to an understanding of our remaining business operations and the results of our operations for the fiscal year 2002.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at December 31, 2002. However, we are exposed to interest rate risks. We believe that the fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our money market accounts. However, a sharp decline in interest rates could seriously harm interest earnings of our money market accounts.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Net Assets in Liquidation (Unaudited):

As of December 31, 2002
(in thousands)
Assets
Cash and cash equivalents	$4,174
Other assets	3

Total assets	4,177

Liabilities
Accounts payable	$38
Technology license obligations	540
Estimated costs during liquidations	480
Contingent liabilities	—

Total liabilities	1,058

Net assets in liquidation	$3,119

Consolidated Balance Sheets (Unaudited):

December 31, 2001
(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,381
Short-term investments	—
Accounts receivable	66
Prepaid and other current assets	1,363

Total current assets	6,810
Property and equipment, net	2
Other assets, net of accumulated amortization	24

Total assets	$6,836

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$96
Accrued expenses	94
Technology license obligations, current portion	815
Deferred revenue	56

Total current liabilities	1,061
Technology license obligations, net of current portion	—

Total liabilities	1,061

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $.001 par value:
Shares authorized: 2,000,000 in 2000 and 1999
Shares issued and outstanding: none
Common stock, $.001 par value:
Shares authorized: 78,000,000 shares in 2001 and 2000
Shares issued and outstanding: 38,486,007 in 2001 and 36,202,899 in 2000	38
Additional paid-in capital	106,493
Deferred stock compensation	(39)
Accumulated deficit	(100,717)
Accumulated other comprehensive income (loss)	—

Total stockholders’ equity	5,775

Total liabilities and stockholders’ equity	$6,836

Consolidated Statement of Changes in Net Assets in Liquidation (Unaudited):

For the Period from March 16, 2002 to December 31, 2002
(in thousands)
Net assets in liquidation at March 16, 2002	$3,185
Recoveries and refunds, net	76
Earnings on cash and cash equivalents	7

Net assets in liquidation at March 31, 2002	$3,268
Recoveries and refunds, net	5
Earnings on cash and cash equivalents	17

Net assets in liquidation at June 30, 2002	$3,290
Recoveries and refunds, net	(186)
Earnings on cash and cash equivalents	16

Net assets in liquidation at September 30, 2002	$3,120
Recoveries and refunds, net	(15)
Earnings on cash and cash equivalents	14

Net assets in liquidation at December 31, 2002	$3,119

Consolidated Statement of Operations Data (Unaudited):

	For the Period January 1, 2002 to March 15, 2002	Three Months Ending March 31, 2001
	(in thousands, except per share data)
Net revenues	—	$100
Cost of revenues	—	251

Gross profit (loss)	—	(151)
Operating expenses:
Research and development	—	2,481
Sales and marketing	—	1,618
General and administrative	551	1,146
Restructuring expense	—	307

Total operating expenses	(551)	5,552

Loss from operations	—	(5,703)
Interest expense	—	(15)
Other income, net	6	161

Net loss	$(545)	$(5,557)

Net loss attributable to common stockholders	$(545)	$(5,557)

Net loss per common share—basic and diluted (1)	$(0.01)	$(0.15)

Shares used in per common share calculation—basic and diluted (1)	38,450	36,194

(1)	See Note 3 of Notes to Unaudited Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common share—basic and diluted.

Selected Quarterly Results of Operations

The following table sets forth certain unaudited statements of operations data for the seven quarters ended December 31, 2001 and the period beginning January 1, 2002 to March 15, 2002 (the date of dissolution of the Company). This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our unaudited financial statements and the attached notes. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended							Period January 1, 2002 to March 15, 2002
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenues	$142	$68	$16	$100	$715	$1,135	$763	$—
Cost of revenues	261	216	327	251	320	1,765	495	—

Gross profit (loss)	(119)	(148)	(311)	(151)	395	(630)	268	—
Operating expenses:
Research and development	1,843	2,088	2,266	2,379	2,276	1,398	767	—
Sales and marketing	1,983	1,422	1,590	1,554	557	110	(7)	—
General and administrative	839	880	898	1,010	1,370	1,121	188	551
Restructuring expense	—	—	—	307	143	—	—	—
Amortization of deferred stock compensation	657	507	416	302	29	(516)	(1,811)	—

Total operating expenses	5,322	4,897	5,170	5,552	4,375	2,113	(863)	551

Loss from operations	(5,441)	(5,045)	(5,481)	(5,703)	(3,980)	(2,743)	1,131	(551)
Other income (net)	322	274	219	146	84	19	4,704	6

Net loss	$(5,119)	$(4,771)	$(5,262)	$(5,557)	$(3,896)	$(2,724)	$5,835	$(545)

Net loss attributable to common stockholders	$(5,119)	$(4,771)	$(5,262)	$(5,557)	$(3,896)	$(2,724)	$5,835	$(545)

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

From the first quarter of 2000, sales and marketing expenses began to decrease following our decision to reallocate capital to focus on the Internet appliances market and shifting our potential customer base from end users to OEMs and ODMs. In 2001, sales and marketing expenses decreased further due to the restructuring of our operations implemented early in the second quarter of 2001 and to the elimination of our sales and marketing departments on July 31, 2001.

In the quarter ended December 31, 2001, we completed the sale of substantially all of our intellectual property and other technology assets to Palm, recognizing a net gain of approximately $4.9 million.

Consolidated Statements of Cash Flows (Unaudited):

	For the Period January 1, 2002 to March 15, 2002	Three Months Ending March 31, 2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(545)	$(5,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	267
Amortization of discount on technology license obligations	5	15
Loss on disposal of fixed assets	—	6
Amortization of deferred stock compensation	2	302
Changes in assets and liabilities:
Accounts receivable	52	(428)
Prepaid and other current assets	78	(3)
Accounts payable	(88)	(190)
Accrued expenses	(53)	202
Deferred revenue	(56)	368

Net cash used in operating activities	(604)	(5,018)

Cash flow provided by (used in) investing activities:
Acquisition of property and equipment	—	(72)
Acquisition of licensed technology	—	(175)
Purchases of short-term investments	—	(1,728)
Sales of short-term investments	—	3,588
Net cash provided by investing activities	—	1,613

Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to common stock options	—	12
Proceeds from issuance of common stock pursuant to common stock warrants	—	180
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	324
Proceeds from issuance of common stock in initial public offering, net	—	—

Net cash provided by financing activities	—	516

Net increase (decrease) in cash and cash equivalents	(604)	(2,889)
Cash and cash equivalents, beginning of period	5,381	9,463

Cash and cash equivalents, end of period	$4,777	$6,574

Notes To Condensed Consolidated Financial Statements

Note 1—The Company and its Significant Accounting Policies:

The unaudited condensed consolidated financial statements included herein have been prepared by Be pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Be the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While Be believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the unaudited financial statements and accompanying notes included in this Annual Report on Form 10-K.

Be Incorporated (“Be” or the “Company”) was founded in 1990 and prior to the cessation of its business operations offered software platforms designed for Internet appliances and digital media applications.

On August 16, 2001, the Board of Directors of the Company unanimously adopted resolutions approving the sale of substantially all of the Company’s intellectual property and other technology assets (the “Asset Sale”) to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm, Inc. (“Palm”), pursuant to an Asset Purchase Agreement dated August 16, 2001. On October 9, 2001, the Company filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of the Company pursuant to a plan of dissolution (the “Plan of Dissolution”). The Plan of Dissolution provides for the orderly liquidation of Be’s remaining assets, the winding-up of Be’s business and operations and the dissolution of the Company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

At a special meeting of stockholders held on November 12, 2001, the stockholders of Be approved the Asset Sale and the Plan of Dissolution. The Asset Sale was completed on November 13, 2001. Under the terms of the Purchase Agreement, Be received an aggregate of 4,104,478 shares of Palm common stock valued at approximately $11,000,000 on the closing date of the transaction.

The gain on the asset sale to Palm is as follows (in thousands):

Total gross proceeds	$11,000

Severance agreements and bonuses	3,100
Bankers’ fees	1,250
Broker’s fees	900
Legal and accounting fees	534
Non-cash expense related to stock bonuses	202
Other expenses	131

Net gain on asset sale	$4,883

As part of its employee recruiting and retention plan, Be had a policy of entering into change of control agreements with certain employees considered to be critical to effectuating a transaction such as the Asset Sale with Palm. Several senior executive officers and key employees of the Company were parties to these change of control agreements at the time of the closing of the Asset Sale. Pursuant to the terms of the agreements, these executive officers and key employees were paid a lump sum severance payment equal to twelve months base salary as well as the continuation of certain health insurance benefits. In addition, in order to further assure the dedication and continued efforts of Be’s executives through the critical transition period up to the closing of the Asset Sale, the Board of Directors of the Company approved grants of shares of Common Stock of Be in the form of stock bonuses to certain employees, including some executive officers, still employed with Be at the closing of the Asset Sale or who may be terminated by the Company without cause after July 30, 2001. In addition to these stock bonuses, the Board approved an aggregate of $867,000 in incentive cash bonuses to certain designated employees, including certain executive officers, for continuing to provide services to Be through the transition period, and to assist the Company in fulfilling a condition to the closing of the Asset Sale that specified that certain employees of Be, and a specified percentage of Be’s remaining employee workforce, remain employees of the Company and accept employment with Palm as of the closing. The aggregate charge against the net gain on the Asset Sale related to severance agreements and bonuses for certain of the Company’s executive officers and key employees (including non-cash expenses) was approximately $3.3 million. Service fees related to banker, broker, legal and accounting fees accounted for approximately $2.7 million in additional charges. Other miscellaneous expenses related to the transaction accounted for approximately $131,000.

On March 15, 2002, the Company filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed on October 9, 2001.

Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Because the Company no longer has business operations or operating, investing or financing activities while in liquidation, the Company’s condensed consolidated statements of operations and statements of cash flows in this Annual Report on Form 10-K compare the period from January 1, 2002 to March 15, 2002 with the three month period ending March 31, 2001 in accordance with the requirements of the liquidation basis of accounting. See “Estimated Costs During Period of Liquidation” below. Additionally, Be’s Common Stock was delisted from the NASDAQ National Market effective March 15, 2002.

Note 2—Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:

December 31, 2002
Accrued salaries, wages and benefits	$160
Accrued professional fees	280
Accrued leases payable	16
Miscellaneous accrued expenses	24

Estimated costs during period of liquidation	$480

Note 3—Net Loss Per Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented. Diluted loss per share was the same as basic loss per share for the three months ended March 31, 2002 and 2001. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 2001, options to purchase approximately 899,000 and 7.1 million shares of Common Stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 31 2001, warrants to purchase approximately 1.5 million shares were outstanding but not included in the calculation because they were anti-dilutive. Any outstanding option exercised after the March 15, 2002 Record Date would not entitle the holder of any resulting shares of Common Stock to be eligible for participation in any liquidation distribution to stockholders, and therefore terminated.

Note 4—Legal Contingencies: Antitrust lawsuit

On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be’s business resulting from anticompetitive business practices. On February 19, 2002, the Company filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz. Be is seeking recovery of an unspecified amount of damages for the benefit of the Company and its stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officer and directors of the Company as of March 15, 2002:

Name	Age	Position
Daniel S. Johnston	39	President and General Counsel
P.C. Berndt	39	Director
Andrei M. Manoliu	51	Director
Barry M. Weinman	64	Director

Dan Johnston served as Be’s Vice-President and General Counsel from March 1999 to December 2001 and has served as President and General Counsel since January 1, 2002. Prior to joining Be, Mr. Johnston served as Be’s outside counsel with Cooley Godward LLP, primarily responsible for legal representation of Be regarding its commercial transactions and technology partner relationships. Mr. Johnston was an associate in Cooley Godward’s Information Technology Licensing group from 1994 to 1999. From 1991 to 1994, Mr. Johnston earned his Juris Doctorate degree from Santa Clara University School of Law. From 1986 to 1991, he was employed by Lockheed Missiles and Space Company as a software programmer, designing application software systems, and then a computer systems manager in charge of the inventory control systems for the U.S. Navy’s fleet ballistic missile program. Mr. Johnston also has a Bachelor of Science degree in Computer Information Systems from Humboldt State University.

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

Andrei M. Manoliu has served as a director of the Company since February 2000. Since April 2000, Dr. Manoliu has been an independent business and financial consultant to emerging growth companies. From 1982 to March 2000, Dr. Manoliu was associated with Cooley Godward LLP, the Company’s outside legal counsel, most recently as a senior partner. Dr. Manoliu also serves on the boards of Ditech Communications and Computer Access Technology Corp. Dr. Manoliu studied Physics at the University of Bucharest, Romania, obtained a Ph.D. in Solid State Physics from the University of California, Berkeley and a J.D. from Stanford Law School.

Barry M. Weinman has served as one of our directors since February 1998. Since 1993, Mr. Weinman has served as a General Partner AVI Management Partners and is also Managing Director of Allegis Capital (the Media technology Ventures family of Funds) a spinout from AVI. Mr. Weinman also serves on the board of LiveWorld, Inc. (formerly TalkCity, Inc.). Mr. Weinman holds a B.S. from the Clarkson University, and an M.A. from the London School of Economics/University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

At a meeting of the Board of Directors of the Company on December 10, 2001, the Board determined that a smaller board of directors and executive management team was appropriate for governing the winding up of the Company’s business operations. At this meeting, the previously authorized number of directors that constitutes the whole Board of Directors was reduced from seven (7) members (the “Former Board”) to three (3) members (the “New Board”). In accordance with this resolution, the Former Board accepted the resignations of directors Jean-Louis Gassee, Steve M. Sakoman, Garrett P. Gruener, William F. Zuendt and Stewart Alsop (the “Former Board Members”) and appointed P.C. Berndt, former Chief Financial Officer of the Company, to the third Board position. Prior to the resignations of the Former Board Members, the Former Board approved a compensation arrangement for the New Board in order to provide an incentive for such persons to remain with the Company and oversee the successful completion of the Plan of Dissolution. The Former Board structured such compensation arrangement such that it would promote the maximization of stockholder value, would not dilute any possible stockholder return resulting from the Asset Sale to Palm and was payable only in the event of an award or settlement in connection with the Microsoft Litigation. Accordingly, the Former Board determined that each member of the New Board would receive one percent (1%) of the portion of any total award or settlement available for distribution to stockholders after payment of legal fees and expenses related to the Microsoft Litigation in the event of the payment of such award or settlement. In setting the compensation for the New Board members, the Former Board determined that the arrangements were fair, just and equitable compensation for the duties required. Barry M. Weinman and Andrei M. Manoliu, the two members of the Former Board who continue to serve on the New Board of the Company, abstained from voting on these compensation arrangements in order to avoid any conflict of interest issues. The members are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Only those directors who were not also employees of the Company or an affiliate, as defined in the Internal Revenue Code (the “Code”), were eligible to receive options under the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Stock options granted under the Directors’ Plan cannot qualify as incentive stock options under the Code.

Option grants under the Directors’ Plan were non-discretionary. On the date of approval of the Directors’ Plan by the Board, each non-employee director then serving as a director was automatically granted a stock option to purchase 150,000 shares of Common Stock. Under the terms of the Directors’ Plan, non-employee directors subsequently elected to the Board were automatically granted a stock option to purchase 100,000 shares of Common Stock upon election or appointment as a non-employee director. On the date that any stock option granted under the Directors’ Plan becomes fully vested, the optionholder, if still a non-employee director, would automatically be granted an additional stock option to purchase 100,000 shares of Common Stock. The exercise price of a stock option granted under the Directors’ Plan is 100% of the fair market value of a share of the Common Stock subject to the stock option on the date of grant. Stock options granted under the Directors’ Plan have a term of ten years and vest over a four year period with 25% of the shares vesting at the end of the first year of service and thereafter at a rate of 1/48th of the shares monthly in accordance with their terms. In certain circumstances, in the event of a Change of Control of the Company (as defined in the Directors’ Plan), the vesting of options held by non-employee directors who continue to provide services to the Company (whether as an employee, director or consultant), may accelerate in full with such options terminating if not exercised at or prior to the consummation of the transaction. The Asset Sale to Palm completed on November 13, 2001 did not trigger the acceleration of any options granted to non-employee directors under the Directors’ Plan.

During the last fiscal year, no options were granted to directors. On December 10, 2001, Garrett P. Gruener, Jean-Louis Gassee, Stewart Alsop, William F. Zuendt, and Steve M. Sakoman resigned from the Board of Directors of the Company in accordance with the cessation and winding up of the Company’s business operations. P.C. Berndt, former Chief Financial Officer of the Company, was appointed to the Board of Directors on December 10, 2001 but was not awarded any stock options typically granted to directors upon election to the Board under the Directors Plan as a result of the cessation of the Company’s business operations. As of March 15, 2002, no options had been exercised by current or former directors who held options under the Directors’ Plan. Reference is made to certain compensation arrangements established for remaining members of the Board of Directors in “Employment, Severance and Change of Control Agreements.”

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by the Company’s Chief Executive Officer (the “Named Executive Officer”):

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation
							Awards		Payouts
		Salary		Bonus		Other Annual Compensation (1)	Stock Bonus Awards (2)	Securities Underlying Options/ SARs	LTIP Payouts
Daniel S. Johnston President and General Counsel	2002 2001 2000	$ $ $	200,000 196,000 171,000	$	— 35,000 —	— $212,000 —	— 40,000 —	— — 115,000	— — —

(1)	Amounts shown in this column reflect severance amounts paid under Change of Control Agreements entered into by the Named Executive Officer and the Company and triggered by the Asset Sale to Palm on November 13, 2001. See “Employment, Severance and Change of Control Agreements.”

(2)	Reflect stock grants awarded upon completion of the Asset Sale to Palm in connection with stock bonus award rights granted to the Named Executive Officer in April 2001.

Stock Option Grants and Exercises

There were no grants of stock options or stock appreciation rights made to any person, including the Named Executive Officer during the fiscal year ended December 31, 2002. All options held by the Named Executive Officer terminated when the transfer books were closed on the date of the Company’s dissolution, March 15, 2002.

Employment, Severance and Change of Control Agreements

We had previously entered into Change of Control Agreements with certain officers and other employees. These agreements, provided that, among other things, if the employee was terminated without cause or if at any time during the period commencing six months prior to the date of a Change of Control (as defined in the agreement) and ending eighteen months following the Change of Control, employee resigned for good reason (which includes any material reduction in the package of benefits and incentives provided to the employee or the elimination of employee’s duties or responsibilities), then all of the outstanding unvested options issued to the employee would be accelerated in full and immediately exercisable and the employee would be entitled to a severance payment equal to twelve months of the employee’s base salary immediately prior to the termination. The agreement also provided for a release by the employee of any claim against us including any claim arising under the employee’s employment or termination of employment with us.

The Asset Sale to Palm completed on November 13, 2001 was deemed by the Board of Directors to be a Change of Control as defined in the Change of Control Agreements entered into between the Named Executive Officer and the Company. Following the approval by the Company’s stockholders of the Plan of Dissolution on November 12, 2001, it was deemed that this officer’s employment with the Company had been constructively terminated and that the severance provisions in the Change of Control Agreements had been triggered.

At a meeting of the Board of Directors of the Company on December 10, 2001, the Board determined that a smaller board of directors and executive management team was appropriate for governing the winding up of the Company’s business operations. At this meeting, the Former Board approved a compensation arrangement for the remaining executive officer of the Company in order to provide an incentive for such person to remain with the Company and oversee the successful completion of the Plan of Dissolution. The Former Board structured such compensation arrangement such that it would promote the maximization of stockholder value, would not dilute any possible stockholder return resulting from the Asset Sale to Palm and was payable only in the event of an award or settlement in connection with the Microsoft Litigation. Accordingly, the Former Board determined that the new President of the Company would receive (in addition to an annual salary of $200,000 per year as determined by the New Board) two percent (2%) of the portion of any total award or settlement available for distribution to stockholders after payment of legal fees and expenses related to the Microsoft Litigation in the event of the payment of such award or settlement. In setting the compensation for the new President of the Company, the Former Board determined that the arrangements were fair, just and equitable compensation for the duties required. Barry M. Weinman and Andrei M. Manoliu, the two members of the Former Board who continue to serve on the New Board of the Company, abstained from voting on these compensation arrangements in order to avoid any conflict of interest issues. On December 31, 2001, Dan Johnston, former Vice President and General Counsel of the Company, was elected President of the Company by the New Board effective January 1, 2002 and is currently the only remaining executive officer of the Company.

Report of the Compensation Committee of the Board of Directors on Executive Compensation1

On December 10, 2001, the Former Board acting in whole as the Compensation Committee made decisions regarding compensation for the sole remaining officer and employee of the Company for the 2002 fiscal year and was responsible for determining such officer’s salary. Going forward, the determination of executive compensation, stock options grants and compensation policies will be determined, as needed, by the New Board.

Chief Executive Officer Compensation Policy

The goals of the compensation program were to align compensation with business objectives and performance and to enable the Company to retain the sole remaining executive officer during the liquidation process. The key element of this policy was to pay competitively with other employment opportunities that would be available to such officer.

Compensation

The Former Board set Mr. Johnston’s base annual salary for 2002 at a 2% increase from his salary in fiscal year 2001, as Vice President of the Company. In setting this amount, the Former Board took into account Mr. Johnston’s unique position and knowledge of the contractual relationships of the Company, his ability to navigate the legal requirements of liquidating the Company’s assets and to direct and control the law firm that would be pursuing the Company’s legal action against Microsoft.

The Board of Directors of Be Incorporated:

P.C. Berndt

Andrei M. Manoliu

Barry M. Weinman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Former Board’s Compensation Committee have been, at any time since our formation, an officer or employee of the Company. No transaction or series of similar transactions, since the beginning of the fiscal year ended December 31, 2002, has taken place or is currently proposed to take place between the Company and any member of the New Board. On December 10, 2001, the Board of Directors disbanded the Compensation Committee as a result of the cessation of the Company’s business operations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of December 31, 2002 by:

•	each stockholder who is known by us to own beneficially more than 5% percent of the Common Stock of the Company;

•	each of our directors;

•	each of our Named Executive Officers (as listed in the Summary Compensation Table); and

•	all of our directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company’s Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 38,450,527 shares of Common Stock outstanding as of December 31, 2002. Any outstanding option exercised after the March 15, 2002 Record Date would not entitle the holder of any resulting shares of Common Stock to be eligible for participation in any liquidation distribution to stockholders.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Jean-Louis Gassée	4,024,240	10.47
Daniel S. Johnston (1)	60,000	*
Barry M. Weinman (2)	866,396	2.25
Andrei M. Manoliu (3)	6,365	*
P.C. Berndt	54,000	*
All officers and directors as a group
(4 persons)	986,761	2.6

*	Represents beneficial ownership of less than one percent of the Common Stock

(1)	Consists of 6,000 shares held by J&L Company. Mr. Johnston is a general partner of J&L Company.

(2)	Consists of 745,646 shares held by AVl Capital, L.P. and 2,000 shares held by Virginia Weinman, the wife of Mr. Weinman. AVl Capital Management, L.P. is the general partner of AVl Capital, L.P. Mr. Weinman is a general partner of AVl Capital Management. Mr. Weinman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)	Shares are held by the Manoliu-Neimat Living Trust, of which Dr. Manoliu is a trustee. Dr. Manoliu was formerly a partner in the law firm of Cooley Godward LLP, the Company’s outside legal counsel.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had previously entered into Change of Control Agreements with certain officers and key employees of the Company. These agreements were entered into prior to the Company’s initial public offering in July 1999 or at the time the officer or employee commenced employment with the Company if such officer or employee was not employed by the Company at the time of its initial public offering. The Named Executive Officer of the Company (as defined in Item 11 of this Annual Report on Form 10-K) was a party to such a Change of Control Agreement. The Asset Sale to Palm completed on November 13, 2001 was deemed by the Board of Directors to be a Change of Control as defined in the Change of Control Agreements and following the approval by the Company’s stockholders of the Plan of Dissolution on November 12, 2001, it was deemed that the Named Executive Officer’s employment with the Company had been constructively terminated and that the severance provisions in the Change of Control Agreements had been triggered. As a result, the Named Executive Officer of the Company received cash severance in the amounts reflected in the Summary of Compensation table under Item 11 of this Annual Report on Form 10-K.

We have entered into indemnification agreements with certain current or former directors and executive officers for the indemnification of and advancement of expenses to these persons to the full extent permitted under Delaware law and the Company’s bylaws.

We believe that each of the foregoing transactions were in the best interest of the Company. As a matter of policy the transactions were, and all future transactions between the Company and its officers, directors or principal stockholders will be, approved by a majority of the independent and disinterested members of the Board of Directors.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

As of December 31, 2002, we have only one general and administrative employee, our President and General Counsel who remains with the Company in order to facilitate the wind up of the Company’s activities. Within the 90 days prior to the filing of this Annual Report on Form 10-K (the “Evaluation Date”), our President and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our President and General Counsel concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

(c)  Limitations on the effectiveness of controls

The Company does not expect that our disclosure controls and procedures or our internal controls will prevent all error . A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See Item 8

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

(3) Exhibits

Exhibit Number	Description of Document

2.1***	Asset Purchase Agreement by and among Palm Inc., ECA Subsidiary Acquisition Corporation and the Company, dated August 16, 2001, as amended and restated on September 10, 2001

2.2***	Plan of Dissolution of the Company as approved by the stockholders of the Company on November 12, 2001

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws

4.1*	Form of Common Stock Certificate

4.2*	Form of Warrant to purchase an aggregate of up to 1,046,102 shares of Common Stock issued in connection with the Series 1 convertible preferred stock financing

4.3*	Warrant to purchase up to 1,538,462 shares of Common Stock, dated December 23, 1998, issued by Be Incorporated to Intel Corporation

4.4*	Amended and Restated Investors’ Rights Agreement, dated February 4, 1998

9.1***	Form of Stockholder Support Agreement by and among Palm Inc., ECA Subsidiary Acquisition Corporation and the Company, dated August 16, 2001, as amended and restated on September 10, 2001

10.1*	Form of Indemnity Agreement entered into between the Company and its directors and officers

10.2.1*	1992 Stock Option Plan

10.2.2*	Form of 1992 Stock Option Agreement

10.3.1*	1999 Equity Incentive Plan

10.3.2*	Form of 1999 Equity Incentive Plan Stock Option Agreement

10.3.3*	Form of 1999 Stock Option Grant Notice

10.4.1*	Employee Stock Purchase Plan

10.4.2*	Form of Employee Stock Purchase Plan Offering

10.5.1*	Non-Employee Directors’ Stock Option Plan

10.5.2*	Form of Nonstatutory Stock Option

10.6.1*	Office Lease dated June 24, 1994, by and between Menlo Station Development and the Company

10.6.2*	Amendment to Office Lease, dated April 10, 1997, by and between Menlo Station Development and the Company

10.7*	Employment Agreement, dated June 22, 1998, by and between the Company and Wesley S. Saia

10.8*	Employment Agreement, dated March 12, 1999, by and between the Company and Roy Graham

10.9*	Employment Agreement, dated October 9, 1998, by and between the Company and Jean R. Calmon

10.10*	Stock Purchase Agreement, dated as May 1, 1998, by and among StarCode Software, Inc., the Stockholders of StarCode Software, Inc., and Be Incorporated

10.11*†	Software Distribution Agreement, dated November 5, 1998, by and between the Company and Plat’Home Co. Ltd.

10.12**	Form of Change in Control Agreement

10.13***	Funding Agreement, dated August 16, 2001, by and between Palm Inc. and the Company

10.14***	Form of Non-Competition Agreement, effective November 13, 2001, by and between Palm, Inc. and certain stockholders or optionholders of the Company

21.1*	List of Subsidiaries

*	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-77855)

**	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000

***	Incorporated by reference from the Registrant’s Definitive Proxy Statement, filed with the SEC on October 9, 2001

†	Confidential Treatment has been granted with respect to certain portions of this agreement

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed March 6, 2002, announcing that (i) on February 19, 2002 Be had filed suit against Microsoft Corporation for the destruction of Be’s business resulting from the anticompetitive business practices of Microsoft and (ii) on March 4, 2002, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on March 15, 2002 in accordance with the Plan of Dissolution approved by stockholders on November 12, 2001.

Current Report on Form 8-K, filed March 28, 2002, announcing that on March 15, 2002, Be had filed a certificate of dissolution with the Delaware Secretary of State and voluntarily delisted from the Nasdaq National Market.

Current Report on Form 8-K, filed August 29, 2002, announcing that (i) on August 21, 2002 the Judicial Panel on Multidistrict Litigation ordered Be’s antitrust lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz, and (ii) the court’s scheduling of a pretrial proceedings status conference for the attorneys of all parties whose cases against Microsoft will be coordinated by the judge, and that at an appropriate time, Be will be entitled to have its case transferred back to the federal court in Oakland, unless Be consents to a trial of its case in Baltimore.

(c)	See Item 14 (a)(3) above.

(d)	See Item 14 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 31, 2003.

BE INCORPORATED

By:	/s/	DANIEL S. JOHNSTON
Name:		Daniel S. Johnston
Title:		President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ DANIEL S. JOHNSTON Daniel S. Johnston	President and General Counsel	March 31, 2003

/s/ P.C. BERNDT P.C. Berndt	Director	March 31, 2003

/s/ ANDREI M. MANOLIU Andrei M. Manoliu	Director	March 31, 2003

/s/ BARRY M. WEINMAN Barry M. Weinman	Director	March 31, 2003

*By
Daniel S. Johnston Attorney-in-fact