Form 10-Q
period 2003-03-31
BE INC
filed 2003-05-14
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2003.

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

- ------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value --- 38,450,527 shares as of May 1, 2003

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at March 31, 2003...............1

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................2

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to March 31, 2003........................................3

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

           Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................15

           Item 4.    Controls and Procedures............................................................16

PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings..................................................................17

           Item 2.    Changes in Securities and Use of Proceeds..........................................17

           Item 3.    Defaults Upon Senior Securities....................................................17

           Item 4.    Submission of Matters to a Vote of Security Holders................................17

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

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                                  March 31, 2003
                                                                  --------------
ASSETS

  Cash and cash equivalents .......................................       $4,112
  Other assets ....................................................            3
                                                                          ------
    Total assets ..................................................       $4,115
                                                                          ======
LIABILITIES

  Accounts payable ................................................       $   61
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          418

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,019
                                                                          ------
    Net assets in liquidation .....................................       $3,096
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                             March 16, 2002 to
                                                             March 31, 2003
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                       $  3,268
    Recoveries and refunds, net                                          5
    Earnings on cash and cash equivalents                               17
                                                                  --------
Net assets in liquidation at June 30, 2002                        $  3,290
    Recoveries and refunds, net                                       (186)
    Earnings on cash and cash equivalents                               16
                                                                  --------
Net assets in liquidation at September 30, 2002                   $  3,120
    Recoveries and refunds, net                                        (15)
    Earnings on cash and cash equivalents                               14
                                                                  --------
Net assets in liquidation at December 31, 2002                    $  3,119
    Recoveries and refunds, net                                        (32)
    Earnings on cash and cash equivalents                                9
                                                                  --------
Net assets in liquidation at March 31, 2003                       $  3,096
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

                                 BE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Be Incorporated and its Significant Accounting Policies:

     Be Incorporated ("Be") was founded in 1990 and prior to the cessation of its business operations offered software platforms designed for Internet appliances and digital media applications.

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

     On August 16, 2001, the Board of Directors of Be unanimously adopted resolutions approving the sale of substantially all of our intellectual property and other technology assets (the "Asset Sale") to ECA Subsidiary Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Palm, Inc. ("Palm"), pursuant to an Asset Purchase Agreement dated August 16, 2001. On October 9, 2001, we filed a definitive proxy statement soliciting stockholder approval for the Asset Sale and the dissolution of Be pursuant to a plan of dissolution (the "Plan of Dissolution"). The Plan of Dissolution provides for the orderly liquidation of Be's remaining assets, the winding-up of Be's business and operations and the dissolution of the company. In accordance with the terms of the Plan of Dissolution, Be will pay, or provide for the payment of, all of its liabilities and obligations following the approval of the Board to proceed with the liquidation and dissolution of the company. If there are any remaining assets after the payment, or the provision for payment, of all of its liabilities and obligations, Be will then distribute such assets to its stockholders in one or more distributions.

     At a special meeting of stockholders held on November 12, 2001, the stockholders of Be approved the Asset Sale and the Plan of Dissolution. The Asset Sale was completed on November 13, 2001. Under the terms of the Purchase Agreement, Be received an aggregate of 4,104,478 shares of Palm common stock valued at approximately $11,000,000 on the closing date of the transaction. On March 15, 2002, we filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution approved by stockholders on November 12, 2001 and as set forth in the Definitive Proxy Statement filed on October 9, 2001.

     Accordingly, all activities of Be as of March 15, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Because we no longer have business operations or operating, investing or financing activities while in liquidation, our condensed consolidated statements of operations and statements of cash flows in this Quarterly Report on Form 10-Q compare the period from January 1, 2002 to March 15, 2002 with the three month period ending March 31, 2001 in accordance with the requirements of the liquidation basis of accounting. See "Activities While in Liquidation" below. Additionally, Be's common stock was delisted from the NASDAQ National Market effective March 15, 2002.


Activities While in Liquidation

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to March 31, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution activities.

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

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                      March 31, 2003

Accrued salaries, wages and benefits                     $   111
Accrued professional fees                                    275
Accrued leases payable                                        13
Miscellaneous accrued expenses                                19
                                                          ------
  Estimated costs during period of liquidation            $  418
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

NOTE 4 - Legal Contingencies:

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz. Be is seeking recovery of an unspecified amount of damages for the benefit of Be and its stockholders.

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

     General and administrative expenses consisted primarily of compensation and related expenses for management, finance, and accounting personnel, professional services and related fees, occupancy costs and other expenses. We expect our general and administrative expenses in the future to be minimal. However, we continue to incur legal, accounting and other professional fees related to our liquidation and dissolution, continue to lease rental space and continue to employ Dan Johnston, our President and General Counsel, in order to facilitate the wind up of our operations and to oversee legal proceedings.

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

     General and administrative expenses decreased approximately $615,000, or 54%, to $531,000 for the period from January 1, 2002 to March 15, 2002 from $1.1 million for the three month period ended March 31, 2001. In 2002, such expenses are primarily attributable to the rent costs of approximately $242,000 for the lease of our former headquarters in Menlo Park. This lease expired on February 28, 2002. Other expenses included salary costs of approximately $140,000 for the 5 person transition team in charge of winding down operations. Remaining expenses were related to professional fees and also to moving costs for the relocation of our offices. After May 15, 2002, only one employee remains with the company.


Statement of Changes in Net Assets in Liquidation from March 16, 2002 to March 31, 2003

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to March 31, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution.

Liquidity and Capital Resources

     Since our inception, we traditionally financed our operations primarily through the sale of our equity securities and through borrowing arrangements. On November 13, 2001, we sold substantially all of our assets to Palm for approximately $11.0 million in Palm stock. That same day, we sold 4,104,478 shares of Palm stock for $10,100,772 in cash, net of brokerage and transaction fees. Cash and cash equivalents and short-term investments decreased approximately $600,000 to $4.8 million at March 15, 2002 from $5.4 million at December 31, 2001. This decrease was primarily attributable to the amounts used to fund the winding down of our operations.

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

Our stock transfer books were closed on March 15, 2002, the final record date, after which any trades will not be recorded by Be.

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

     If we are unable to comply with the requirements for continued listing for over-the-counter markets such as the Pink Sheets, our stock may no longer be eligible for quotation on such services. For example, following our failure to timely file audited financial statements with our Annual Report on Form 10-K for the 2001 and 2002 fiscal years, our stock was removed from quotation on the OTC Bulletin Board. The removal of our stock from quotation from regulated quotation services may further limit the liquidity of our common stock and impair stockholders' ability to buy and sell our shares.

We cannot guarantee how much cash, if any, will be available to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution.

     There is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up Be's business. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Record Date, and after such date, any distributions made by us will be made solely to stockholders of record on the close of business on the Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2003. However, we are exposed to interest rate risks. We believe that the fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our money market accounts. However, a sharp decline in interest rates could seriously harm interest earnings of our money market accounts. Be does not use its investment portfolio for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures.

     As of March 31, 2003, we have only one general and administrative employee, our President and General Counsel who remains with the company in order to facilitate the wind up of our activities. Within the 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"), our President and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our President and General Counsel concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls.

     There have been no significant changes in Be's internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Limitations on the Effectiveness of Controls.

     Be does not expect that our disclosure controls and procedures or our internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     We are seeking recovery of an unspecified amount of damages for the benefit of Be and our stockholders.

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

Dated: March 14, 2003

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


Dated: March 14, 2003



                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel*

* Mr. Johnston is acting as chief executive officer and chief financial officer of Be Incorporated.