Form 10-Q
period 2003-06-30
BE INC
filed 2003-08-13
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2003.

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

Common Stock, No Par Value --- 38,450,527 shares as of August 1, 2003

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at June 30, 2003................1

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................2

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to June 30, 2003.........................................3

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

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                                   June 30, 2003
                                                                   -------------
ASSETS

  Cash and cash equivalents .......................................       $4,052
  Other assets ....................................................            3
                                                                          ------
    Total assets ..................................................       $4,055
                                                                          ======
LIABILITIES

  Accounts payable ................................................       $   61
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........          420

  Contingent liabilities (Note 4)
                                                                          ------
    Total liabilities .............................................        1,021
                                                                          ------
    Net assets in liquidation .....................................       $3,034
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                             March 16, 2002 to
                                                             June 30, 2003
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                       $  3,268
    Recoveries and refunds, net                                          5
    Earnings on cash and cash equivalents                               17
                                                                  --------
Net assets in liquidation at June 30, 2002                        $  3,290
    Recoveries and refunds, net                                       (186)
    Earnings on cash and cash equivalents                               16
                                                                  --------
Net assets in liquidation at September 30, 2002                   $  3,120
    Recoveries and refunds, net                                        (15)
    Earnings on cash and cash equivalents                               14
                                                                  --------
Net assets in liquidation at December 31, 2002                    $  3,119
    Recoveries and refunds, net                                        (32)
    Earnings on cash and cash equivalents                                9
                                                                  --------
Net assets in liquidation at March 31, 2003                       $  3,096
    Recoveries and refunds, net                                        (69)
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at June 30, 2003                        $  3,034
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


Activities While in Liquidation

Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to June 30, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution activities.

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

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                       June 30, 2003

Accrued salaries, wages and benefits                     $   111
Accrued professional fees                                    272
Accrued leases payable                                        10
Miscellaneous accrued expenses                                27
                                                          ------
  Estimated costs during period of liquidation            $  420
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


Statement of Changes in Net Assets in Liquidation from March 16, 2002 to June 30, 2003

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to June 30, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2003. However, we are exposed to interest rate risks. We believe that the fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our money market accounts. However, a sharp decline in interest rates could seriously harm interest earnings of our money market accounts. Be does not use its investment portfolio for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures.

As of June 30, 2003, we have only one general and administrative employee, our President and General Counsel who remains with the company in order to facilitate the wind up of our activities. Within the 90 days prior to the filing of our Annual Report on Form 10-K for the year ending 2002 (the "Evaluation Date"), our President and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our President and General Counsel concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Dated: August 13, 2003

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


Dated: August 13, 2003



                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel*

* Mr. Johnston is acting as chief executive officer and chief financial officer of Be Incorporated.