Form 10-Q
period 2003-09-30
BE INC
filed 2003-11-10
CIK 895921

-
                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2003.

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

Common Stock, No Par Value --- 38,450,527 shares as of November 5, 2003

- ------------------------------------------------------------------------------

                                 BE INCORPORATED

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION
           Item 1.    Financial Statements

                      Consolidated Statement of Net Assets in Liquidation at September 30, 2003...........1

                      Consolidated Statement of Changes in Net Assets in Liquidation for the
                      period from March 16, 2002 to September 30, 2003....................................2

                      Condensed Consolidated Balance Sheet at December 31, 2001...........................3

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

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                 BE INCORPORATED
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                              September 30, 2003
                                                              ------------------
ASSETS

  Cash and cash equivalents .......................................      $27,283
  Other assets ....................................................            3
                                                                         -------
    Total assets ..................................................      $27,286
                                                                         =======
LIABILITIES

  Accounts payable ................................................      $    36
  Technology License obligations ..................................          540
  Estimated costs during period of liquidation (Note 2) ...........        2,426

  Contingent liabilities (Note 4)
                                                                         -------
    Total liabilities .............................................        3,002
                                                                         -------
    Net assets in liquidation .....................................      $24,284
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

                                 BE INCORPORATED
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                             For the period from
                                                             March 16, 2002 to
                                                             September 30, 2003
                                                             -------------------
Net assets in liquidation at March 16, 2002                       $  3,185
    Recoveries and refunds, net                                         76
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at March 31, 2002                       $  3,268
    Recoveries and refunds, net                                          5
    Earnings on cash and cash equivalents                               17
                                                                  --------
Net assets in liquidation at June 30, 2002                        $  3,290
    Recoveries and refunds, net                                       (186)
    Earnings on cash and cash equivalents                               16
                                                                  --------
Net assets in liquidation at September 30, 2002                   $  3,120
    Recoveries and refunds, net                                        (15)
    Earnings on cash and cash equivalents                               14
                                                                  --------
Net assets in liquidation at December 31, 2002                    $  3,119
    Recoveries and refunds, net                                        (32)
    Earnings on cash and cash equivalents                                9
                                                                  --------
Net assets in liquidation at March 31, 2003                       $  3,096
    Recoveries and refunds, net                                        (69)
    Earnings on cash and cash equivalents                                7
                                                                  --------
Net assets in liquidation at June 30, 2003                        $  3,034
    Recoveries and refunds, net                                     21,240
    Earnings on cash and cash equivalents                               10
                                                                  --------
Net assets in liquidation at September 30, 2003                   $ 24,284
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

     On October 29, 2003, Be filed a petition for determinations pursuant to Delaware Code Ann. Tit. 8, Section 280(c) with the Delaware Court of Chancery seeking determination of any amounts and form of security that will be reasonably likely to be sufficient to provide compensation for any claims against Be. After the court has made its determination Be will announce the final plan for stockholder distribution under the Plan of Dissolution.

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


Activities While in Liquidation

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000, were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to June 30, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution activities. Changes in net assets in liquidation for the period from July 1, 2003 to September 30, 2003 were primarily a result of the settlement amount received from Microsoft after mediation of Be's antitrust lawsuit filed in February, 2002, offset by income taxes, director and officer compensation payments, professional fees and other costs related to our liquidation and dissolution activities.

     Be expects to continue to incur certain administrative, legal and other costs associated with winding up its affairs. These costs have been accrued (See
Note 2).

     While the amount of unknown or contingent liabilities cannot be specifically quantified at this time and could decrease remaining assets available for distribution to Be's shareholders, Be has filed a petition for determinations pursuant to Delaware Code Ann. Tit. 8, Section 280(c) with the Delaware Court of Chancery seeking determination of any amounts and form of security that will be reasonably likely to be sufficient to provide compensation for any claims against Be. Further, if Be is subject to any liabilities, this could require that it establish reserves that could delay certain distributions to Be shareholders. Because of the uncertainties as to the precise net realizable value of Be's assets and the settlement amount of Be's debts and liabilities, Be cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of the liquidation of Be's assets will Be shareholders receive a distribution of those assets. After the Delaware Court of Chancery has made its determination Be will announce the final plan for stockholder distribution under the Plan of Dissolution.

Note 2 - Balance Sheet Components (in Thousands):

Estimated Costs During Period of Liquidation:


                                                    September 30, 2003
                                                    ------------------
Accrued salaries, wages and benefits                     $    24
Accrued Director and Officer compensation
         from lawsuit settlement income                    1,162
Accrued taxes payable against lawsuit settlement income      981
Accrued professional fees                                    217
Accrued leases payable                                         8
Miscellaneous accrued expenses                                34
                                                          ------
  Estimated costs during period of liquidation            $2,426
                                                          ======


Note 3 - Net Loss Per Share:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented. Diluted loss per share was the same as basic loss per share for the three months ended March 31, 2002 and 2001. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 31 2001, options to purchase approximately 899,000 and 7.1 million shares of Common Stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. During the period from January 1, 2002 to March 15, 2002 and the three month period ended March 31 2001, warrants to purchase approximately 1.5 million shares were outstanding but not included in the calculation because they were anti-dilutive. Any outstanding option exercised after the March 15, 2002 Record Date would not entitle the holder of any resulting shares of Common Stock to be eligible for participation in any liquidation distribution to stockholders, and therefore terminated.

NOTE 4 - Legal Contingencies:

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz. On September 5, 2003 Be and Microsoft announced the parties had reached a mutually acceptable mediated settlement of the lawsuit, approved by Be's Board of Directors, whereby Microsoft would pay Be, after attorney's fees, the amount of $23,250,000 to end further litigation. On September 10, 2003, Judge Motz dismissed the lawsuit with prejudice as stipulated by Be and Microsoft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this document, including without limitation statements to the effect that Be or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Some of such risks and uncertainties are set forth below under "Risk Factors".

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

Statement of Changes in Net Assets in Liquidation from March 16, 2002 to September 30, 2003

     Changes in net assets in liquidation for the period from March 16, 2002 to March 31, 2002 of $83,000 were primarily a result of the early termination of a technology license agreement. Changes in net assets in liquidation for the period from April 1, 2002 to June 30, 2002, were primarily a result of earnings on cash and cash equivalents. Changes in net assets in liquidation for the periods from July 1, 2002 to June 30, 2003 were primarily a result of salary payments, professional fees and other costs related to our liquidation and dissolution. Changes in net assets in liquidation for the period from July 1, 2003 to September 30, 2003 were primarily a result of the settlement amount received from Microsoft after mediation of Be's antitrust lawsuit filed in February, 2002, offset by income taxes, director and officer compensation payments, professional fees and other costs related to our liquidation and dissolution activities.

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

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION


     The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact our business, operating results and/or financial condition and could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this quarterly report. Anyone evaluating us and making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors, along with similar factors and cautionary statements contained in our filings with the Securities and Exchange Commission.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2003. However, we are exposed to interest rate risks. We believe that the fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our money market accounts. However, a sharp decline in interest rates could seriously harm interest earnings of our money market accounts. Be does not use its investment portfolio for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures.

     As of September 30, 2003, we have only one general and administrative employee, our President and General Counsel who remains with the company in order to facilitate the wind up of our activities. Within the 90 days prior to the filing of our Annual Report on Form 10-K for the year ending 2002 (the "Evaluation Date"), our President and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our President and General Counsel concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls.

     During the period covered by this quarterly report on form 10-Q, there have been no changes in Be's internal controls or in other factors that could materially affect, or are materially likely to affect, such controls, including corrective action with regard to significant deficiencies and material weaknesses.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Antitrust lawsuit

     On February 15, 2002, Be engaged Susman Godfrey LLP on a contingency basis to bring forth claims against Microsoft Corporation for the destruction of Be's business resulting from anticompetitive business practices. On February 19, 2002, we filed a lawsuit in the United States District Court in San Francisco alleging, among other things, Microsoft harmed Be through a series of illegal, exclusionary and anticompetitive acts designed to maintain its monopoly in the Intel-compatible PC operating system market and created exclusive dealing arrangements with PC OEMs prohibiting the sale of PCs with multiple preinstalled operating systems. On August 21, 2002, the Judicial Panel on Multidistrict Litigation ordered the lawsuit against Microsoft transferred to the federal district court for the District of Maryland in Baltimore, to be coordinated by Judge Frederick Motz. On September 5, 2003 Be and Microsoft announced the parties had reached a mutually acceptable mediated settlement of the lawsuit, approved by Be's Board of Directors, whereby Microsoft would pay Be, after attorney's fees, the amount of $23,250,000 to end further litigation. On September 10, 2003, Judge Motz dismissed the lawsuit with prejudice as stipulated by Be and Microsoft.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

               Current Report on Form 8-K, filed September 12, 2003, announcing that (i) on September 5, 2003, Be and Microsoft Corporation had reached a mutually acceptable mediated settlement of an antitrust lawsuit filed by Be in February 2002, which was then pending in the United States District Court for the District of Maryland in Baltimore; and (ii) Be would receive a payment from Microsoft, after attorney's fees, in the amount of $23,250,000 to end further litigation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2003

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

   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period coverd by this report based on such evaluations; and

     c) disclosed in this report any change in registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: November 7, 2003



                                                By: /s/ DANIEL S. JOHNSTON
                                                -----------------------------
                                                Daniel S. Johnston
                                                President and General Counsel*

* Mr. Johnston is acting as chief executive officer and chief financial officer of Be Incorporated.